Form 10QSB
period 1996-06-30
CNS BANCORP INC
filed 1996-08-14
CIK 1009670

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       450 5TH STREET, N.W.
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                            OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______ to _____.   Commission File No. 0-28250

                  CNS BANCORP, INC.

   Delaware                              43-1738315
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)

427 Monroe Street, Jefferson City, Missouri  65051


Registrant's telephone number, including area code (573)634-3336

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90
days.  Yes [ X ]   No  [   ]   .

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

 Class                            Outstanding June 30, 1996
Common Stock, par value
 $.01 per share                     1,653,125 Shares

              CNS BANCORP, INC. AND SUBSIDIARIES

                        FORM 10-QSB

            FOR THE QUARTER ENDED DECEMBER 31,1995

                           INDEX

                                    PAGE NO.

PART I - Financial Information (Unaudited)

       Consolidated Balance Sheets                     1

       Consolidated Statements of Earnings             2

       Consolidated Statements of Cash Flows           3

       Notes to Consolidated Financial Statements      4

       Management's Discussion and Analysis of         5
        Financial Condition and Results of
        Operations


PART II - Other Information                            9

CNS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS                       JUNE 30, 1996       DECEMBER 31, 1995
                             -------------         ------------
Cash and due from
 depository institutions       $2,850,729            $2,855,944
Securities available-for-sale  $37,077,169           $25,470,739
Stock in Federal Home
 Loan Bank                       $939,300              $939,300
Loans held-for-sale            $1,269,300              $466,131
Loans receivable, net         $53,235,072           $52,611,378
Accrued interest receivable      $647,782              $486,060
Real estate owned, net                 $0              $161,987
Premises and equipment, net    $1,719,810            $1,759,437
Other assets                     $587,124              $639,461
                            -------------          ------------
  Total assets                $98,326,286           $85,390,437

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Deposits                      $73,786,978           $75,930,917
Accrued interest on deposits     $118,558              $123,347
Advances from borrowers for
 taxes and insurance             $182,330               $63,041
Accrued income taxes              $28,711                $1,719
Accrued expenses and
 other liabilities                $13,517               $91,542
                            -------------          ------------
  Total liabilities           $74,130,094           $76,210,566

Common stock                      $16,531                    $0
Additional paid-in-capital     $9,697,118                    $0
Retained earnings,
 substantially restricted     $16,474,431            $9,697,118
Deferred compensation - ESOP  ($1,303,715)                   $0
Unrealized loss on
 securities available-
 for-sale net of
 deferred taxes                 ($688,173)            ($517,247)
                            -------------          ------------
 Total stockholders' equity   $24,196,192            $9,179,871
                            -------------          ------------
 Total liabilities and
  stockholders' equity        $98,326,286           $85,390,437

CNS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                Three Months Ended       Six Months Ended
                                June 30      June 30     June 30      June 30
                                 1996         1995        1996         1995
                                -------      -------     -------      -------
INTEREST INCOME
 Mortgage loans              $1,079,529    $ 828,101  $2,118,377   $1,648,160
 Consumer and other loans        21,148       21,043      44,249       39,722
 Investment securities           74,680      106,474     126,683      215,465
 Mortgage-backed securities     203,900      255,663     418,277      515,207
 Other interest-earning assets  257,253      171,802     413,596      328,558
                                -------      -------     -------      -------
  Total interest income       1,636,510    1,383,083   3,121,182    2,747,112
INTEREST EXPENSE-DEPOSITS       982,591      916,454   1,928,708    1,732,258
                                -------      -------     -------      -------
 Net interest income            653,919      466,629   1,192,474    1,014,854
PROVISION FOR LOAN LOSSES         7,245        8,335       1,894       78,275
 Net interest income after      -------      -------     -------      -------
  provision for loan losses     646,674      458,294   1,190,580      936,579

NONINTEREST INCOME
 Loan servicing fees             14,037       14,425      27,946       28,940
 Income from real estate owned      550       48,156       9,925       48,576
 Net gain (loss) on sale
  of assets                     132,796          906     196,037     (125,794)
  Other                         100,923       28,821     158,380      224,864
                                -------      -------     -------      -------
Total noninterest income        248,306       92,308     392,288      176,586

NONINTEREST EXPENSE
 Compensation and benefits      259,940      219,751     496,962      446,314
 Occupancy and equipment         96,784       91,241     194,766      184,248
 Deposit insurance premiums      44,886       43,909      89,772       90,643
 Other                           88,457       87,560     211,947      384,329
                                -------      -------     -------      -------
Total noninterest expense       490,067      442,461     993,447    1,105,534
                                -------      -------     -------      -------
Net income before income taxes  404,913      108,141     589,421        7,631
PROVISION FOR INCOME TAXES       79,150       24,900     132,750        2,500
                                -------      -------     -------      -------
 Net income                     322,747       50,755     456,671        5,131

Net earnings per share             N/A          N/A         N/A          N/A

Weighted average shares out-
 standing (1)                1,653,125          N/A         N/A          N/A

Dividends per share                N/A          N/A         N/A          N/A
_________
(1) Shares outstanding at end of period.

CNS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Six Months Ended
                                           June 30, 1996       June 30, 1995
                                           -------------       -------------
Cash flows from operating activities:
Net Income                                     $456,671              $5,131
Adjustments to reconcile net income to
 net cash flows provided by (used for)
 operating activities:
   Depreciation                                  62,410              60,288
   Provision for loan losses                      1,894              78,275
   Gain on sale of real estate owned           (182,701)               (779)
   Amortization of premiums and (discounts)
    on mortgage-backed securities                26,931              18,486
   Amortization of premiums and (discounts)
    on investment securities                      1,940               1,064
   ESOP expenses                                 21,828                   0
   Proceeds from the sale of loans held-
    for-sale                                  4,081,012             328,600
   Origination of loans held-for-sale        (5,197,411)           (549,377)
   Gain on sales of loans held-for-sale         (13,332)             (1,266)
   Loss on sale of mortgage-backed securities         0             127,839
Decrease (increase) in:
   Accrued interest receivable                  161,722             (21,499)
   Other assets                                 (52,337)             (8,821)
Increase (decrease) in:
   Accrued interest on deposits                  (4,789)             90,022
   Accrued expenses and other liabilities       (78,025)            328,441
   Accrued income taxes                          26,992              28,840
                                           -------------       -------------
Net cash provided by(used for) operating
    activities                                 (906,965)            485,244

Cash flows from investing activities:
 Loans:
   Loan (originations) and principal
    payments - net                              342,756          (1,298,948)
Purchases of:
   Loans receivable                            (966,450)           (605,775)
   Securities available-for-sale            (13,392,150)                  0
   Securities held-to-maturity                        0          (1,191,329)
Proceeds from maturity of:
   Securities available-for-sale             (1,910,887)                  0
   Securities held-to-maturity                        0           3,000,000
Proceeds from sales of securities
  available-for-sale                                              1,864,062
Proceeds from sales of real estate owned        344,688                   0
Cash outflows for premises and equipment        (23,081)            (21,162)
                                           -------------       -------------
Net Cash Provided by Investing Activities   (11,783,350)          1,746,848

Cash flows from financing activities:
 Net increase (decrease) in:
   Deposits                                  (2,143,939)         (2,174,605)
   Advances from borrowers for taxes and
    insurance                                   119,289             134,669
   Proceeds from sale of common stock        14,708,750                   0
                                           -------------       -------------
Net cash provided by financing activities    12,684,100          (2,039,936)
Net increase (decrease) in cash and cash
  equivalents                                    (5,215)             192,156
Cash and cash equivalents at beginning
  of period                                   2,855,944            1,296,596
                                           -------------       -------------
Cash and cash equivalents at end of period  $ 2,850,729          $ 1,488,752

Supplemental schedule of cash flow information:
   Cash paid during the period for:
     Interest on deposits                       352,338              446,026
     Income taxes                                45,341               31,340
Non-cash transactions during the period:
Exchange of common stock for ESOP shares      1,322,500                    0
                                      3
PAGE

           CNS BANCORP, INC. AND SUBSIDIARIES

   Notes to Consolidated Financial Statements (Unaudited)

(1)    Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three months and six months ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1996.

       The unaudited consolidated financial statements include the amounts of CNS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, City National Savings Bank, FSB (the "Saving Bank") and the Savings Bank's wholly-owned subsidiary, Cinsal for the three an six months ended June 30, 1996. The consolidated financial statements for the prior periods include only the accounts of the Savings Bank and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

(2)    Conversion to Stock Ownership

       On December 19, 1995 the Board of Directors of the Savings Bank unanimously adopted a Plan of Conversion pursuant to which the Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, with the concurrent formation of the Company. The Company, on June 11, 1996, sold 1,653,125 shares of common stock at $10.00 per share to depositors, borrowers and employees of the Savings Bank in a subscription offering. The proceeds from the conversion, after recognizing conversion expenses and underwriting costs of $500,000 were $16,031,250 and are recorded as common stock and additional paid in capital on the accompanying unaudited consolidated statement of financial condition. The Company utilized 50% of the net proceeds to purchase all of the capital stock of the Savings Bank.

       The Savings Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $1,322,500 from the Holding Company and purchased 132,250 common shares issued in the conversion. The Savings Bank is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. The $1,322,500 in stock issued by the Holding Company is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

(3)    Earnings Per Share

       The conversion to stock ownership was effected on June 11, 1996, therefore, earnings per share for the three and six months ended June 30, 1996 have not been computed.


                                     4
PAGE

              Management Discussion and Analysis of
          Financial Condition and Results of Operation

General

On June 11, 1996, City National Savings Bank, FSB (Savings Bank) converted from mutual to stock form and became a wholly-owned subsidiary of a newly formed Delaware holding company, CNS Bancorp, Inc. (Company). The Company sold 1,653,125 shares of common stock at $10 per share in conjunction with a subscription offering to the Savings Bank's Employee Stock Ownership Plan
(ESOP) and eligible account holders. Net proceeds of the sale of common stock in the subscription offering were $16,031,250, after deducting conversion costs of $500,000. The Company retained 50% of the net conversion proceeds less the funds used to make the ESOP loan to the Savings Bank for purchase of shares of common stock for the Savings Bank's ESOP and purchased short term government securities of approximately $6.6 million. The balance of the net proceeds were used to purchase all of the stock of the Savings Bank in the conversion.

The Company's principal business is the business of the Savings Bank. Therefore, the discussion in the Managements's Discussion and Analysis of Financial Condition and Results of Operation relates to the Savings Bank and its operations.

Liquidity and Capital Resources

The Savings Banks's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net earnings. The Savings Bank has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the need for additional funds be required.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Savings Bank's liquidity ratio was approximately 19.24% at June 30, 1996.

Commitments to originate adjustable-rate mortgage loans at June 30, 1996 were approximately $1,080,000. Commitments to originate fixed-rate mortgage loans at June 30, 1996 were approximately $741,000.

The thrift industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. Since the early 1980's, the Savings Bank has originated primarily adjustable-rate mortgage loans for it's loan portfolio, which, when combined with its strong capital position and emphasis on deposits with shorter maturities, has reduced interest rate exposure.

The Savings Bank is required to meet certain tangible, core and risk-based capital requirements.



                                     5
PAGE

The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at June 30, 1996:


                                          Percent of Adjusted
                                   Amount        Total Assets
                                          (Unaudited)
                                     (Dollars in Thousands)

Tangible capital                  $16,855          18.25%
Tangible capital requirement       $1,385           1.50%
Excess                            $15,470          16.75%

Core capital                      $16,855          18.25%
Core capital requirement           $2,770           3.00%
Excess                            $14,085          15.25%

Risk-based capital                $17,171          43.10%
Risk-based capital requirement     $3,187           8.00%
Excess                            $13,984          35.10%

Financial Condition

Assets increased from $85.4 million at December 31, 1995 to $98.3 million at June 30, 1996. Securities available-for-sale increased from $25.5 million at December 31, 1995 to $37.1 million at June 30, 1996 as a result of proceeds from the sale of common stock since the cash was used to purchase short-term government securities. The Company expects to use the funds as they mature for loan originations or purchases in order to increase interest income.
Loans held-for-sale and loans receivable, net increased from $53.1 million at December 31, 1995 to $54.4 million due primarily to the favorable interest rate environment during the period. Accrued interest receivable increased because of the larger asset base in securities and loans. Real estate owned, net decreased due to the sale of all of the real estate during the first six months of 1996. Deposits decreased from $75.9 million at December 31, 1995 to $73.8 million at June 30, 1996.

It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans increased from $88,000 at December 31, 1995 to $188,000 at June 30, 1996 due to a collection oversight for one purchased loan of $167,000 during May and June.

                   Results of Operations

Net earnings increased from $51,000 for the three months ended June 30, 1995 to $323,000 for the three months ended June 30, 1996. Net earnings increased from $5,000 for the six months ended June 30, 1995 to $457,000 for the six months ended June 30, 1996. There were three primary reasons for the increase. In January of 1995 the Savings Bank sold CMOs at a loss of $128,000. During March and April of 1996 the Savings Bank sold all remaining real estate owned at a profit of $183,000. In June of 1996 the Savings Bank received $38,000 from the sale of it's cooperative ownership of a data center.





                                     6
PAGE

Net Interest Income

Net interest income increased from $467,000 for the three months ended June 30, 1995 to $654,000 for the three months ended June 30, 1996 and from $1,015,000 for the six months ended June 30, 1995 to $1,192,000 for the same period in 1996. Total interest income increased from $1,383,000 for the three months ended June 30, 1995 to $1,637,000 for the three months ended June 30, 1996. Total interest income increased from $2,747,000 for the six months ended June 30, 1995 to $3,121,000 for the comparable 1996 period. The increase in interest income stemmed from an increase in average earning assets and higher yields on those assets. The weighted-average yield on the loan portfolio was 8.04% for the six months ended June 30, 1996. The weighted average rate at December 31, 1995 was 7.75%. Interest income from investment securities decreased from $106,000 for the three months ended June 30, 1995 to $75,000 for the three months ended June 30, 1996. Interest income from investment securities decreased from $215,000 for the six months ended June 30, 1995 to $127,000 for the same time period in 1996. This decrease is primarily due to a reduced securities balance in 1996. Interest income from mortgage-backed securities decreased from $255,000 for the three months ended June 30, 1995 to $204,000 for the three months ended June 30, 1996. Interest income from mortgage-backed securities decreased from $515,000 for the six months ended June 30, 1995 to $418,000 for the same time period in 1996. The decreases are due primarily to the principal repayment of the mortgage-backed securities. Interest income from other interest-earning assets increased from $172,000 for the three months ended June 30, 1995 to $257,000 for the three months ended June 30, 1996. Interest income from other interest-earning assets increased from $329,000 for the six months ended June 30, 1995 to $414,000 for the six months ended June 30, 1996. The increase in interest income from other interest-earning assets is primarily due to the earnings from the larger than normal balance on deposit at the FHLB during the stock conversion. Interest expense increased as both the weighted-average rate and average deposit balance increased. The weighted-average rate on deposits was 5.15% for the six months ended June 30, 1996. The weighted-average rate at December 31, 1995 was 5.02%.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses was $7,000 for the three months ended June 30, 1996 and $8,000 for the three months ended June 30, 1995. The loan loss provision was $2,000 for the six months ended June 30, 1996 and $78,000 for the same period in 1995.

Noninterest Income

Noninterest income increased from $92,000 for the three months ended June 30, 1995 to $248,000 for the three months ended June 30, 1996. Noninterest income increased from $177,000 for the six months ended June 30, 1995 to $392,000 for the six months ended June 30, 1996. The primary reason for the increase was the profit on sale of real estate owned of $183,000 and profit on the sale of cooperative ownership of a data center of $38,000, both received during the first six months of 1996.

Noninterest Expense

Noninterest expense increased from $443,000 for the three months ended June 30, 1995 to $490,000 for the three months ended June 30, 1996. Noninterest expense decreased from $1.1 million for the six months ended June 30, 1995 to $994,000 for the six months ended June 30, 1996. The primary reason for the increase during the current quarter is the addition of the ESOP compensation. The primary reason for the decrease during the six month period is the loss of $128,000 on the sale of CMO's taken in early 1995.

Income Taxes

The effective income tax rates are less than the statutory rates due primarily to nontaxable income, which includes gain on the sale of real estate owned. Income taxes fluctuated due to the level of earnings before income taxes.

            CNS BANCORP, INC. AND SUBSIDIARIES

              PART II - Other Information

Item 1 - Legal Proceedings

There are no material legal proceedings to which the Company or the Savings Bank is a party or of which any of their property is subject. From time to time, the Savings Bank is a party to various legal proceedings incident to its business.

Item 2 - Changes in Securities

None.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K.

(a)  Exhibits:  none

(b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CNS BANCORP, INC.
                                (Registrant)

DATE: August 14, 1996         BY:/s/ Robert E. Chiles
                                 ---------------------
                                 Robert E. Chiles, President and
                                 Duly Authorized Officer

                               BY:/s/ David L. Jobe
                                  ------------------
                                  David L. Jobe, Treasurer and
                                  Chief Financial Officer