Form 10QSB/A
period 1996-06-30
CNS BANCORP INC
filed 1996-08-15
CIK 1009670

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       450 5TH STREET, N.W.
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB/A

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

              CNS BANCORP, INC. AND SUBSIDIARIES

                        FORM 10-QSB/A

            FOR THE QUARTER ENDED JUNE 30, 1996

                           INDEX

                                                   PAGE NO.
                                                   --------
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

CNS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                Three Months Ended       Six Months Ended
                                June 30      June 30     June 30      June 30
                                 1996         1995        1996         1995
                                -------      -------     -------      -------
INTEREST INCOME
 Mortgage loans              $1,079,529    $ 828,101  $2,118,377   $1,648,160
 Consumer and other loans        21,148       21,043      44,249       39,722
 Investment securities           74,680      106,474     126,683      215,465
 Mortgage-backed securities     203,900      255,663     418,277      515,207
 Other interest-earning assets  257,253      171,802     413,596      328,558
                                -------      -------     -------      -------
  Total interest income       1,636,510    1,383,083   3,121,182    2,747,112
INTEREST EXPENSE-DEPOSITS       982,591      916,454   1,928,708    1,732,258
                                -------      -------     -------      -------
 Net interest income            653,919      466,629   1,192,474    1,014,854
PROVISION FOR LOAN LOSSES         7,245        8,335       1,894       78,275
 Net interest income after      -------      -------     -------      -------
  provision for loan losses     646,674      458,294   1,190,580      936,579

NONINTEREST INCOME
 Loan servicing fees             14,037       14,425      27,946       28,940
 Income from real estate owned      550       48,156       9,925       48,576
 Net gain (loss) on sale
  of assets                     132,796          906     196,037     (125,794)
  Other                         100,923       28,821     158,380       97,025
                                -------      -------     -------      -------
Total noninterest income        248,306       92,308     392,288       48,747

NONINTEREST EXPENSE
 Compensation and benefits      259,940      219,751     496,962      446,314
 Occupancy and equipment         96,784       91,241     194,766      184,248
 Deposit insurance premiums      44,886       43,909      89,772       90,643
 Other                           88,457       87,560     211,947      256,490
                                -------      -------     -------      -------
Total noninterest expense       490,067      442,461     993,447      977,695
                                -------      -------     -------      -------

Net income before income taxes  404,913      108,141     589,421        7,631
PROVISION FOR INCOME TAXES       79,150       24,900     132,750        2,500
                                -------      -------     -------      -------
 Net income                     322,747       50,755     456,671        5,131

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

Noninterest Income

Noninterest income increased from $92,000 for the three months ended June 30, 1995 to $248,000 for the three months ended June 30, 1996. Noninterest income increased from $49,000 for the six months ended June 30, 1995 to $392,000 for the six months ended June 30, 1996. The primary reason for the increase was the profit on sale of real estate owned of $183,000 and profit on the sale of cooperative ownership of a data center of $38,000, both received during the first six months of 1996, and the loss of $128,000 on sale of CMOs taken in early 1995.

Noninterest Expense


Noninterest expense increased from $443,000 for the three months ended June 30, 1995 to $490,000 for the three months ended June 30, 1996. Noninterest expense increased from $978,000 for the six months ended June 30, 1995 to $994,000 for the six months ended June 30, 1996. The primary reason for the increase is the addition of the ESOP compensation.


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

                              CNS BANCORP, INC.
                                (Registrant)

DATE: August 15, 1996         BY:/s/ Robert E. Chiles
                                 ---------------------
                                 Robert E. Chiles, President and
                                 Duly Authorized Officer

                               BY:/s/ David L. Jobe
                                  ------------------
                                  David L. Jobe, Treasurer and
                                  Chief Financial Officer