Form 10QSB/A
period 1996-06-30
CNS BANCORP INC
filed 1996-08-19
CIK 1009670

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       450 5TH STREET, N.W.
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB/A-2

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

                        FORM 10-QSB/A-2

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

CNS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                Three Months Ended       Six Months Ended
                                June 30      June 30     June 30      June 30
                                 1996         1995        1996         1995
                                -------      -------     -------      -------
INTEREST INCOME
 Mortgage loans              $1,065,767    $ 821,600  $2,096,601   $1,631,441
 Consumer and other loans        21,280       21,216      44,381       39,895
 Investment securities           74,680      110,688     131,541      219,679
 Mortgage-backed securities     203,900      255,663     418,277      515,208
 Other interest-earning assets  257,254      171,802     413,597      328,557
                                -------      -------     -------      -------
  Total interest income       1,622,881    1,380,969   3,104,397    2,734,780
INTEREST EXPENSE-DEPOSITS       982,573      916,237   1,928,671    1,732,041
                                -------      -------     -------      -------
 Net interest income            640,308      464,732   1,175,726    1,002,739
PROVISION FOR LOAN LOSSES         7,245        8,335       1,894       78,275
 Net interest income after      -------      -------     -------      -------
  provision for loan losses     633,063      456,397   1,173,832      924,464

NONINTEREST INCOME
 Loan servicing fees             14,037       14,125      27,946       28,640
 Income from real estate owned      550       22,134       9,925       48,576
 Net gain (loss) on sale
  of assets                     132,795          906     196,036     (125,794)
  Other                         115,285       58,541     176,628      110,941
                                -------      -------     -------      -------
Total noninterest income        262,667       95,706     410,535       62,363

NONINTEREST EXPENSE
 Compensation and benefits      259,938      219,751     496,961      446,314
 Occupancy and equipment         95,661       88,360     192,390      181,367
 Deposit insurance premiums      44,886       43,909      89,772       90,643
 Other                           93,349      124,428     215,825      260,872
                                -------      -------     -------      -------
Total noninterest expense       493,834      476,448     994,948      979,196
                                -------      -------     -------      -------

Net income before income taxes  401,896       75,655     589,419        7,631
PROVISION FOR INCOME TAXES       79,150       24,900     132,750        2,500
                                -------      -------     -------      -------
 Net income                   $ 322,746    $  50,755   $ 456,669    $   5,131

Net earnings per share             N/A          N/A         N/A          N/A

Weighted average shares out-
 standing (1)                1,653,125          N/A         N/A          N/A

Dividends per share                N/A          N/A         N/A          N/A
_________
(1) Shares outstanding at end of period.

CNS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Six Months Ended
                                           June 30, 1996       June 30, 1995
                                           -------------       -------------
Cash flows from operating activities:
Net Income                                     $456,669              $5,131
Adjustments to reconcile net income to
 net cash flows provided by (used for)
 operating activities:
   Depreciation                                  62,410              60,288
   Provision for loan losses                      1,894              78,275
   Gain on sale of real estate owned           (182,701)               (779)
   Amortization of premiums and (discounts)
    on mortgage-backed securities                26,931              18,486
   Amortization of premiums and (discounts)
    on investment securities                      1,940               1,064
   ESOP expenses                                 21,828                   0
   Proceeds from the sale of loans held-
    for-sale                                  4,081,012             328,600
   Origination of loans held-for-sale        (5,197,411)           (549,377)
   Gain on sales of loans held-for-sale         (13,332)             (1,266)
   Loss on sale of mortgage-backed securities         0             127,839
Decrease (increase) in:
   Accrued interest receivable                  161,722             (21,499)
   Other assets                                 (52,337)             (8,821)
Increase (decrease) in:
   Accrued interest on deposits                  (4,789)             90,022
   Accrued expenses and other liabilities       (78,025)            328,441
   Accrued income taxes                          26,992              28,840
                                           -------------       -------------
Net cash provided by(used for) operating
    activities                                 (905,967)            485,244

Cash flows from investing activities:
 Loans:
   Loan (originations) and principal
    payments - net                              342,758          (1,298,948)
Purchases of:
   Loans receivable                            (966,450)           (605,775)
   Securities available-for-sale            (13,392,150)                  0
   Securities held-to-maturity                        0          (1,191,329)
Proceeds from maturity of:
   Securities available-for-sale             (1,910,887)                  0
   Securities held-to-maturity                        0           3,000,000
Proceeds from sales of securities
  available-for-sale                                              1,864,062
Proceeds from sales of real estate owned        344,688                   0
Cash outflows for premises and equipment        (23,081)            (21,162)
                                           -------------       -------------
Net Cash Provided by Investing Activities   (11,783,348)          1,746,848

Cash flows from financing activities:
 Net increase (decrease) in:
   Deposits                                  (2,143,939)         (2,174,605)
   Advances from borrowers for taxes and
    insurance                                   119,289             134,669
   Proceeds from sale of common stock        14,708,750                   0
                                           -------------       -------------
Net cash provided by financing activities    12,684,100          (2,039,936)
Net increase (decrease) in cash and cash
  equivalents                                    (5,215)             192,156
Cash and cash equivalents at beginning
  of period                                   2,855,944            1,296,596
                                           -------------       -------------
Cash and cash equivalents at end of period  $ 2,850,729          $ 1,488,752

Supplemental schedule of cash flow information:
   Cash paid during the period for:
     Interest on deposits                       352,338              446,026
     Income taxes                                45,341               31,340
Non-cash transactions during the period:
Exchange of common stock for ESOP shares      1,322,500                    0
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





                                     6
PAGE

Net Interest Income

Net interest income increased from $465,000 for the three months ended June 30, 1995 to $640,000 for the three months ended June 30, 1996 and from $1,003,000 for the six months ended June 30, 1995 to $1,176,000 for the same period in 1996. Total interest income increased from $1,381,000 for the three months ended June 30, 1995 to $1,623,000 for the three months ended June 30, 1996. Total interest income increased from $2,735,000 for the six months ended June 30, 1995 to $3,106,000 for the comparable 1996 period. The increase in interest income stemmed from an increase in average earning assets and higher yields on those assets. The weighted-average yield on the loan portfolio was 8.04% for the six months ended June 30, 1996. The weighted average rate at December 31, 1995 was 7.75%. Interest income from investment securities decreased from $111,000 for the three months ended June 30, 1995 to $75,000 for the three months ended June 30, 1996. Interest income from investment securities decreased from $220,000 for the six months ended June 30, 1995 to $132,000 for the same time period in 1996. This decrease is primarily due to a reduced securities balance in 1996. Interest income from mortgage-backed securities decreased from $256,000 for the three months ended June 30, 1995 to $204,000 for the three months ended June 30, 1996. Interest income from mortgage-backed securities decreased from $515,000 for the six months ended June 30, 1995 to $418,000 for the same time period in 1996. The decreases are due primarily to the principal repayment of the mortgage-backed securities. Interest income from other interest-earning assets increased from $172,000 for the three months ended June 30, 1995 to $257,000 for the three months ended June 30, 1996. Interest income from other interest-earning assets increased from $329,000 for the six months ended June 30, 1995 to $414,000 for the six months ended June 30, 1996. The increase in interest income from other interest-earning assets is primarily due to the earnings from the larger than normal balance on deposit at the FHLB during the stock conversion. Interest expense increased as both the weighted-average rate and average deposit balance increased. The weighted-average rate on deposits was 5.15% for the six months ended June 30, 1996. The weighted-average rate at December 31, 1995 was 5.02%.


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

Noninterest Income

Noninterest income increased from $96,000 for the three months ended June 30, 1995 to $263,000 for the three months ended June 30, 1996. Noninterest income increased from $62,000 for the six months ended June 30, 1995 to $411,000 for the six months ended June 30, 1996. The primary reason for the increase was the profit on sale of real estate owned of $183,000 and profit on the sale of cooperative ownership of a data center of $38,000, both received during the first six months of 1996, and the loss of $128,000 on sale of CMOs taken in early 1995.

Noninterest Expense


Noninterest expense increased from $477,000 for the three months ended June 30, 1995 to $494,000 for the three months ended June 30, 1996. Noninterest expense increased from $979,000 for the six months ended June 30, 1995 to $995,000 for the six months ended June 30, 1996. The primary reason for the increase is the addition of the ESOP compensation.


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

                              CNS BANCORP, INC.
                                (Registrant)


DATE: August 19, 1996         BY:/s/ Robert E. Chiles
                                 ---------------------
                                 Robert E. Chiles, President and
                                 Duly Authorized Officer

                               BY:/s/ David L. Jobe
                                  ------------------
                                  David L. Jobe, Treasurer and
                                  Chief Financial Officer