Form 10QSB
period 1996-09-30
CNS BANCORP INC
filed 1996-11-12
CIK 1009670

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           450 5TH STREET, N.W.
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________  .

                       Commission File No. 0-28250

                             CNS BANCORP, INC.

     Delaware                                   43-1738315
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

427 Monroe Street, Jefferson City, Missouri                      65051


Registrant's telephone number, including area code (573) 634-3336

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [ X ]     No [  ].

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding September 30, 1996
Common Stock, par value $.01 per share                 1,653,125 Shares

                    CNS BANCORP, INC. AND SUBSIDIARIES

                                FORM 10-QSB

                  FOR THE QUARTER ENDED SEPTEMBER 30,1996

                                   INDEX

                                                                  PAGE NO.

PART I - Financial Information (Unaudited)

     Consolidated Balance Sheets                                     1

     Consolidated Statements of Earnings                             2

     Consolidated Statements of Cash Flows                           3

     Notes to Consolidated Financial Statements                      4

     Management's Discussion and Analysis of                         5
          Financial Condition and Results of Operations


PART II - Other Information                                          9

                    CNS BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                  September 30,   December 31,
ASSETTS                                               1996           1995
                                                   --------       --------
Cash and due from depository institutions       $ 1,153,447    $ 2,855,944
Securities available-for-sale                   $35,599,394    $25,470,739
Stock in Federal Home Loan Bank                 $   939,300    $   939,300
Loans held-for-sale                             $ 1,268,615    $   466,131
Loans receivable, net                           $56,676,017    $52,611,378
Accrued interest receivable                     $   639,285    $   486,060
Real estate owned, net                          $         0    $   161,987
Premises and equipment, net                     $ 1,686,288    $ 1,759,437
Other assets                                    $   935,624    $   639,461
                                                   --------       --------
   Total assets                                 $98,897,970    $85,390,437


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                        $73,505,669    $75,930,917
Accrued interest on deposits                    $   123,269    $   123,347
Advances from borrowers for taxes and insurance $   231,571    $    63,041
Accrued income taxes                            $    54,700    $     1,719
Accrued expenses and other liabilities          $   854,243    $    91,542
                                                   --------       --------
     Total liabilities                          $74,769,452    $76,210,566

Common stock                                    $    16,531    $         0
Additional paid-in-capital                      $16,024,370    $         0
Retained earnings, substantially restricted     $ 9,981,882    $ 9,697,118
Deferred compensation - ESOP                    $(1,270,059)   $         0
Unrealized loss on securities available-
  for-sale net of deferred taxes                $  (624,207)   $  (517,247)
                                                   --------       --------
    Total stockholders' equity                  $24,128,517    $ 9,179,871
                                                   --------       --------
    Total liabilities and stockholders' equity  $98,897,970    $85,390,437

                    CNS BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME

                             Three Months Ended         Nine Months Ended
                          September 30 September 30 September 30 September 30,
                             1996         1995         1996         1995
                           --------     --------     --------     --------
INTEREST INCOME
Mortgage loans           $1,095,274    $ 898,638   $3,191,875   $2,530,079
Consumer and other loans $   28,860    $  23,788   $   73,241   $   63,683
Investment securities    $  238,833    $  98,045   $  370,374   $  317,724
Mortgage-backed securities  194,181    $ 231,417   $  612,458   $  746,625
Other interest-earning
 assets                  $  180,439    $ 203,060   $  594,036   $  531,617
                           --------     --------     --------     --------
 Total interest income   $1,737,587   $1,454,948   $4,841,984   $4,189,728

INTEREST EXPENSE
Deposits                 $  924,882   $  950,732   $2,853,553   $2,682,773
Borrowed money           $      222   $       92   $      222   $       92
                           --------     --------     --------     --------
 Total interest expense  $  925,103   $  950,825   $2,853,774   $2,682,866
                           --------     --------     --------     --------
 Net interest income     $  812,484   $  504,123   $1,988,210   $1,506,862

PROVISION FOR LOAN LOSSES    40,368   $   23,024   $   42,262   $  101,299
 Net interest income after --------     --------     --------     --------
 provision for loan losses  772,116   $  481,099   $1,945,948   $1,405,563

NONINTEREST INCOME
Loan servicing fees      $   13,791   $   13,892   $   41,737   $   42,532
Income from real estate owned     0   $   14,823   $    9,925   $   63,399
Net gain (loss) on sale of assets 0   $   70,234   $  196,036   $  (55,560)
Other                    $   23,520   $   81,774   $  200,148   $  192,715
                           --------     --------     --------     --------
Total noninterest income $   37,311   $  180,723   $  447,846   $  243,086

NONINTEREST EXPENSE
Compensation and benefits   293,122   $  217,074   $  790,083   $  663,388
Occupancy and equipment      96,477   $   90,298   $  288,867   $  271,665
Deposit insurance premiums  554,092   $   44,886   $  643,864   $  135,529
Other                       101,684   $   95,779   $  317,509   $  356,651
                           --------     --------     --------     --------
Total noninterest expense 1,045,374   $  448,038   $2,040,322   $1,427,234

Net income/(loss) before   --------     --------     --------     --------
  income taxes           $ (235,947)  $  213,785   $  353,472   $  221,416

PROVISION/(BENEFIT) FOR
  INCOME TAXES           $  (64,043)  $   72,800   $   68,707   $   75,300
                           --------     --------     --------     --------
  Net income/(loss)      $ (171,904)  $  140,985   $  284,765   $  146,116

Net (loss) per share     $    (0.11)         N/A          N/A          N/A

Weighted average shares
  outstanding             1,523,501          N/A          N/A          N/A

Dividends per share      $        0          N/A          N/A          N/A

CNS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     NINE MONTHS ENDED
                                                September 30,    September 30,
                                                    1996             1995
                                                  --------         --------
Cash flows from operating activities:
Net Income                                     $   284,765      $   146,116
Adjustments to reconcile net income to net
 cash flows provided by (used for) operating
 activities:
 Depreciation                                  $    96,048      $    90,811
 Provision for loan losses                     $    42,262      $   101,299
 (Gain)/loss on sale of real estate owned      $  (200,717)     $   (65,290)
 Amortization of premiums and accretion of
  (discounts) on securities available-for-sale $    26,945      $    31,671
 (Gain)/loss on sale of securities available-
  for-sale                                     $         0      $   113,845
 Proceeds from the sale of loans held-for-sale $ 4,081,012      $   905,400
 Origination of loans held-for-sale            $(4,883,496)     $(1,498,410)
 (Gain)/loss on sales of loans held-for-sale   $   (13,332)     $    (5,549)
 ESOP expenses                                 $    62,092      $         0
Decrease (increase) in:
  Accrued interest receivable                  $  (153,225)     $     2,704
  Other assets                                 $  (296,163)     $   330,080
Increase (decrease) in:
  Accrued interest payable on deposits         $       (78)     $    31,117
  Accrued expenses and other liabilities       $   728,156      $    43,371
  Accrued income taxes                         $   217,217      $  (331,428)
  Net cash provided by (used for) operating       --------         --------
   activities                                  $    (8,514)     $  (104,263)

Cash flows from investing activities:
 Loans:
  Loan (originations) and principal
   payments-net                                $(3,017,575)     $(2,729,924)
Purchases of:
  Loans receivable                             $(1,041,450)     $(3,499,560)
  Securities available-for-sale               $(16,014,757)     $         0
  Securities held-to-maturity                  $         0      $(1,070,971)
Proceeds from maturity or paydown of:
  Securities available-for-sale                $ 5,437,962      $ 1,232,021
  Securities held-to-maturity                  $         0      $ 4,500,000
Proceeds from sale or call of securities
  available-for-sale                           $   150,000      $ 4,245,611
Proceeds from sales of real estate owned       $   362,704      $   306,332
Cash outflows for premises and equipment       $   (22,899)     $   (32,442)
                                                  --------         --------
 Net Cash Provided by Investing Activities    $(14,146,015)     $ 2,951,067

Cash flows from financing activities:
 Net increase (decrease) in:
  Deposits                                     $(2,425,248)     $(3,103,456)
  Advances from borrowers for taxes and
   insurance                                   $   168,530      $   200,977
 Proceeds from sale of common stock            $14,708,750      $         0
                                                  --------         --------
  Net cash provided by financing activities    $12,452,032      $(2,902,479)
  Net increase (decrease) in cash and cash
   equivalents                                 $(1,702,497)     $   (55,675)
Cash and cash equivalents at beginning of
  period                                       $ 2,855,944      $ 1,296,596
                                                  --------         --------
Cash and cash equivalents at end of period     $ 1,153,447      $ 1,240,921

Supplemental schedule of cash flow information:
 Cash paid during the period for:
    Interest on deposits                       $   610,346      $   566,959
    Income taxes                               $   102,301      $    31,340
 Non-cash transactions during the period:
    Exchange of common stock for ESOP shares   $ 1,322,500      $         0
                                      3

PAGE

                    CNS BANCORP, INC. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations and other data for the three months and nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1996.

    The unaudited consolidated financial statements include the amounts of CNS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, City National Savings Bank, FSB (the "Saving Bank") and the Savings Bank's wholly-owned subsidiary, Cinsal Service Corporation for the three and nine months ended September 30, 1996. The consolidated financial statements for the periods prior to June 30, 1996 include only the accounts of the Savings Bank and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

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

    The Savings Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $1,322,500 from the Company and purchased 132,250 common shares issued in the conversion. The Savings Bank is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. The $1,322,500 in stock issued by the Company is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

(3) Earnings Per Share

    The conversion to stock ownership was effected on June 11, 1996; therefore, earnings per share for the nine months ended September 30, 1996 have not been computed. The earnings computation for the third quarter is based upon the weighted average number of shares of common stock outstanding during the three months ended September 30, 1996 including the ESOP shares which have been released.

(4)   Recapitalization of SAIF

      Legislation signed into law on September 30, 1996, to recapitalize the Savings Association Insurance Fund (SAIF) requires SAIF-insured savings institutions to pay a one-time special assessment of 65.7 cents for every $100 of deposits of record as of March 31, 1995. The amount of the special assessment for the Savings Bank was $513,000. The special assessment is expected to reduce industry net income by 28 percent after taxes. The deposit insurance premiums that SAIF-insured institutions pay will decline from an average of 23.4 basis points to 6.4 basis points, effective January 1, 1997. No later than January 1, 2000, deposit insurance premiums are expected to be further reduced to 2.4 basis points.

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

Liquidity and Capital Resources

The Savings Banks's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net earnings. The Savings Bank has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the need for additional funds be required. No such advances were outstanding as of September 30, 1996. In addition, the Company had $35.6 million of securities available for sale at September 30, 1996.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Savings Bank's liquidity ratio was approximately 20.31% at September 30, 1996.

Commitments to originate adjustable-rate mortgage loans at September 30, 1996 were approximately $101,000. Commitments to originate fixed-rate mortgage loans at September 30, 1996 were approximately $947,640.

The Savings Bank is required to meet certain tangible, core and risk-based capital requirements. The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at September 30, 1996:

                                                     Percent of Adjusted
                                      Amount         Total Assets
                                              (Unaudited)
                                        (Dollars in Thousands)
                                      -------        ------------
Tangible capital                      $16,655         17.97%
Tangible capital requirement           $1,391          1.50%
Excess                                $15,264         16.47%

Core capital                          $16,655         17.97%
Core capital requirement               $2,781          3.00%
Excess                                $13,874         14.97%

Risk-based capital                    $17,000         40.35%
Risk-based capital requirement         $3,371          8.00%
Excess                                $13,629         32.35%


Financial Condition

Assets increased from $85.4 million at December 31, 1995 to $98.9 million at September 30, 1996. Securities available-for-sale increased from $25.5 million at December 31, 1995 to $35.6 million at September 30, 1996 as a result of proceeds from the sale of common stock since the cash was used to purchase short-term government securities. The Company expects to use the funds as they mature for loan originations or purchases in order to increase interest income. Loans held-for-sale and loans receivable, net increased from $53.1 million at December 31, 1995 to $57.9 million due primarily to the favorable interest rate environment during the period. Accrued interest receivable increased because of the larger asset base in securities and loans. Real estate owned, net decreased due to the sale of all of the real estate during the first six months of 1996. Deposits decreased from $75.9 million at December 31, 1995 to $73.5 million at September 30, 1996. The primary reason for the decrease in deposits during the first nine months of 1996 was the use of $2.7 million of deposits to purchase stock in the conversion.
Accrued expenses and other liabilities increased from $92,000 at December 31, 1995 to $854,000 at September 30, 1996. The primary reason for the increase is the $513,000 accrued expense for the special SAIF assessment. It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans increased from $88,000 at December 31, 1995 to $319,000 at September 30, 1996 due primarily to a past due purchased loan of $167,000.

                           Results of Operations

Net earnings decreased from $141,000 for the three months ended September 30, 1995 to ($172,000) for the three months ended September 30, 1996. The primary reason for the decrease in net earnings during the current quarter is the one-time special assessment and expense of $513,000 to recapitalize the Savings Association Insurance Fund (SAIF). Net earnings increased from $146,000 for the nine months ended September 30, 1995 to $285,000 for the nine months ended September 30, 1996.

Net Interest Income

Net interest income increased from $504,000 for the three months ended September 30, 1995 to $813,000 for the three months ended September 30, 1996 and from $1,507,000 for the nine months ended September 30, 1995 to $1,988,000 for the same period in 1996. Total interest income increased from $1,455,000 for the three months ended September 30, 1995 to $1,738,000 for the three months ended September 30, 1996. Total interest income increased from $4,190,000 for the nine months ended September 30, 1995 to $4,842,000 for the comparable 1996 period. The increase in interest income stemmed from an increase in average earning assets and higher yields on those assets. The weighted-average yield on the loan portfolio is 8.02% as of September 30, 1996. The weighted average yield at December 31, 1995 was 7.75%. The outstanding balance of loans held-for-sale and loans receivable, net has increased by $4.9 million during the first nine months of 1996. Interest income from investment securities increased from $98,000 for the three months ended September 30, 1995 to $239,000 for the three months ended September 30, 1996. Interest income from investment securities increased from $318,000 for the nine months ended September 30, 1995 to $370,000 for the same time period in 1996. This increase is primarily due to an increase in the securities balance in 1996 after the stock conversion. Interest income from mortgage-backed securities decreased from $231,000 for the three months ended September 30, 1995 to $194,000 for the three months ended September 30, 1996. Interest income from mortgage-backed securities decreased from $747,000 for the nine months ended September 30, 1995 to $612,000 for the same time period in 1996. The decreases are due primarily to the principal repayment of the mortgage-backed securities. Interest income from other interest-earning assets decreased from $203,000 for the three months ended September 30, 1995 to $180,000 for the three months ended September 30, 1996. The decrease in interest income is primarily due to a lower balance on deposit at the FHLB during the third quarter of 1996 as compared to the third quarter of 1995. Interest income from other interest-earning assets increased from $532,000 for the nine months ended September 30, 1995 to $594,000 for the nine months ended September 30, 1996. The year-to-date increase in interest income from other interest-earning assets is primarily due to the earnings from the larger than normal balance on deposit at the FHLB during the stock conversion. Interest expense decreased from $951,000 for the three months ended September 30, 1995 to $925,000 for the same time period in 1996. The decrease in interest expense for the third quarter is due primarily to lower deposit balances. Interest expense increased from $2,683,000 for the nine months ended September 30, 1995 to $2,854,000 for the same time period in 1996. The increase is primarily due to an increase in the weighted-average rate on deposits. The weighted-average rate on deposits for the nine months ended September 30, 1996 was 5.09%. The weighted-average rate on deposits for the nine months ended September 30, 1995 was 4.59%.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses increased from $23,000 for the three months ended September 30, 1995 to $40,000 for the three months ended September 30, 1996. The loan loss provision reduced from $101,000 for the nine months ended September 30, 1995 to $42,000 for the same period in 1996.

Noninterest Income

Noninterest income decreased from $181,000 for the three months ended September 30, 1995 to $37,000 for the three months ended September 30, 1996. The primary reason that noninterest income decreased was the existences of several non-recurring items in 1995. During the third quarter of 1995 the Savings Bank had a $52,000 profit from the sale of real estate, a $15,000 profit from the sale of investments and received $49,000 in patronage dividends from the Financial Information Trust. Noninterest income increased from $243,000 for the nine months ended September 30, 1995 to $448,000 for the nine months ended September 30, 1996. The primary reasons for the increase was the profit on sale of real estate owned of $183,000 and profit on the sale of cooperative ownership of a data center of $38,000, both received during the first six months of 1996, and the loss of $128,000 on sale of CMO taken in early 1995.

Noninterest Expense

Noninterest expense increased from $448,000 for the three months ended September 30, 1995 to $1,045,000 for the three months ended September 30, 1996. Noninterest expense increased from $1,427,000 for the nine months ended September 30, 1995 to $2,040,000 for the nine months ended September 30, 1996. The primary reason for the increase in noninterest expense is the $513,000 expense for the special assessment to recapitalize SAIF.

Income Taxes

Income taxes decreased from $73,000 for the three months ended September 30, 1995 to ($64,000) for the same time period in 1996. Income taxes reduced from $75,000 for the nine months ended September 30, 1995 to $69,000 for the nine months ended September 30, 1996. The reduction is primarily due the tax effect of the SAIF assessment The effective income tax rates are less than the statutory rates due primarily to non-taxable income which includes gains on sale of real estate owned.

                    CNS BANCORP, INC. AND SUBSIDIARIES

                        PART II - Other Information

Item 1 - Legal Proceeding

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

                                   CNS BANCORP, INC.
                                     (Registrant)

DATE: November 7, 1996             BY:  /s/Robert E. Chiles
                                   ---------------------
                                   Robert E. Chiles, President and
                                   Duly Authorized Officer

                              BY:  /s/David L. Jobe
                                   ------------------
                                   David L. Jobe, Treasurer and
                                   Chief Financial Officer