Form 10KSB40
period 1996-12-31
CNS BANCORP INC
filed 1997-03-31
CIK 1009670

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended December 31, 1996

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number: 0-26556

                           CNS BANCORP, INC.
------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                 Delaware                                     43-1738315
---------------------------------------------            ---------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                         I.D. Number)

427 Monroe Street, Jefferson City, Missouri                      65101
---------------------------------------------            ---------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (573) 634-3336
                                                         ---------------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                         ---------------------
Securities registered pursuant to Section 12(g) of the Act:
                                        Common Stock, par value $.01 per share
                                        --------------------------------------
                                                   (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES    X     NO
                   ------      ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-K.
                                            ------
     The Registrant's revenues for the fiscal year under report were $6,939,778.

     As of March 3, 1997, there were issued and outstanding 1,653,125 shares of the Registrant's Common Stock. The Common Stock is listed for trading on the Nasdaq SmallCap Market under the symbol "CNSB." Based on the average of the bid and ask prices, the aggregate value of the Common Stock outstanding held by the nonaffiliates of the Registrant on March 3, 1997 was $23,873,000 (1,394,025 shares at $17.125 per share).

                   DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (Part III).

                            PART I
Item 1.  Business
-----------------

General

     CNS Bancorp, Inc. ("Company"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for City National Savings Bank, FSB ("Savings Bank") upon its conversion from a federal mutual savings bank to a federal stock savings bank ("Conversion"). The Conversion was completed on June 11, 1996 through the issuance of 1,653,125 shares of common stock by the Company at a price of $10.00 per share.

     The Savings Bank, founded in 1921, is a federally chartered savings bank located in Jefferson City, Missouri. The Savings Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Savings Bank's deposits are federally insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") System. The Savings Bank is a community oriented financial institution that engages primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans within the Savings Company's market area. To a lesser extent, the Savings Bank's lending activities include the origination and purchase of multi-family, commercial real estate, construction, land, commercial and consumer and other loans.

Market Area

     The Company conducts operations in central Missouri through its main office in Jefferson City, Missouri (Cole County) and branch offices located in the cities of Jefferson City (Cole County), California (Moniteau County), Tipton (Moniteau County) and St. Robert (Pulaski County). Jefferson City is the state capital of Missouri, resulting in a significant concentration of government employment and an historically stable economy for the region. Moniteau County is a more rural county with a much lower population base and overall smaller economy. The Company's St. Robert branch is strategically located near Fort Leonard Wood, a major military installation in south-central Missouri. The counties of Cole, Moniteau and Pulaski represent the Company's market area for deposit generation and lending activity as most of its depositors live in these areas and the majority of the Company's loans are secured by property in these counties. Approximately two-thirds of the Company's deposits are located in Jefferson City.

     In general, the Company serves a limited growth market area with a relatively small population base. The Cole County economy is based primarily on the presence of the state capital and government, which has resulted in a high level of state government employees. Manufacturing and services also constitute a significant portion of the Cole County economy, with wholesale/retail trade, finance, insurance, real estate and agriculture also contributing. Conversely, Moniteau County is a much more rural county containing a number of small towns with a historical agriculture base, although a large percentage of residents also commute into Jefferson City or nearby Columbia or Sedalia for employment. Pulaski County's economy is dominated by the operations of Fort Leonard Wood, a major military installation and training center for all branches of the military. In general, the economy of the Company's market area has been relatively stable over the past decade.

Lending Activities

     General. The principal lending activity of the Company is the origination and purchase of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. To a lesser extent, the Company also originates and purchases multi-family, commercial real estate, construction, land, commercial and consumer and other loans. The Company's net loans receivable totalled $61.0 million at December 31, 1996, representing 62.6% of consolidated total assets.

     Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated. The Company had no concentration of loans exceeding 10% of total loans other than as disclosed below.

                                            At December 31,
                           --------------------------------------------------
                                1996             1995            1994
                           ---------------   ---------------  ---------------
                           Amount  Percent   Amount  Percent  Amount  Percent
                           ------  -------   ------  -------  ------  -------
                                        (Dollars in Thousands)
Mortgage loans:
 One- to four-family . .  $48,318   76.57%  $43,609   80.79%  $40,016  86.45%
 Multi-family. . . . . .    3,617    3.73     3,584    6.64     2,162   4.67
 Commercial. . . . . . .    5,642    8.94     3,781    7.00     2,498   5.40
 Construction. . . . . .    2,685    4.26     1,720    3.19       650   1.40
 Land. . . . . . . . . .      135    0.21       159    0.29        31   0.07
                           ------  ------    ------  ------    ------ ------
   Total mortgage loans.   60,397   95.71    52,853   97.91    45,357  97.99
                           ------  ------    ------  ------    ------ ------
Commercial loans . . . .    1,206    1.91        --      --        --     --
Consumer and other
 loans . . . . . . . . .    1,498    2.38     1,128    2.09       931   2.01
                           ------  ------    ------  ------    ------ ------
   Total loans . . . . .   63,101  100.00%   53,981  100.00%   46,288 100.00%
                           ======  ======    ======  ======    ====== ======
Less:
 Loans in process. . . .    1,728             1,049             1,235
 Deferred loan fees
  and discounts. . . . .       10                 1                 5
 Allowance for loan
  losses . . . . . . . .      382               319               195
   Total loans            -------           -------           -------
    receivable, net. . .  $60,981           $52,612           $44,853
                          =======           =======           =======

     Residential Real Estate Lending. The primary lending activity of the Company is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. The Company also originates home equity loans and second mortgages secured by one- to four-family homes. At December 31, 1996, $48.3 million, or 76.6% of the Company's total loan portfolio, consisted of loans secured by one- to four-family residences. Of this amount, $3.8 million were home equity or second mortgage loans. The Company presently originates both adjustable rate mortgage ("ARM") loans and fixed-rate mortgage loans. The Company's loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company generally retains in its portfolio all of the ARM loans that it originates and may sell to FHLMC the fixed-rate mortgage loans that it originates. Generally, the Company sells whole loans on a servicing-retained basis. All loans are sold without recourse. The Company's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. Currently, fixed-rate residential loans with yields greater than 7.5% and terms of 30 years or less are retained in the Company's loan portfolio to meet the Company's asset/liability management objectives. See "-- Lending Activities -- Loan Originations, Sales and Purchases." At December 31, 1996, $47.0 million, or 74.5%, of the Company's total loans were subject to periodic interest rate adjustments.

     The Company offers ARM loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Company meet the underwriting standards of FHLMC even though the Company originates ARM loans primarily for its own portfolio. The Company offers several ARM products that adjust annually after an initial period ranging from one to five years. Certain ARM loans are originated with an option to convert the loan to a 30-year fixed-rate loan at the then prevailing market interest rate. These ARM products utilize the weekly average yield on one-year or three-year U.S. Treasury securities adjusted to a constant maturity ("CMT") of one or three years plus a margin of 2.75% to 3.0%. ARM loans held in the Company's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Prior to March 1, 1995, when the Savings Bank switched from a state mutual charter to a federal mutual charter, the Savings Bank offered ARM loans that were based on the Savings Bank's cost of funds. The Company currently offers ARM loans with initial rates below those which would prevail under the foregoing computations, determined by the Company based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At December 31, 1996, the initial interest rate on ARM loans offered by the Company ranged from 1.0% to 1.625% below the fully indexed rate for such loans. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Company's ARM loans is generally 1.0% to 2.0% per adjustment period and the lifetime interest rate cap is generally 5.0% to 6.0% over the initial interest rate of the loan. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The Company also offers ARM loans for non-owner-occupied one- to four-family homes. The rates on such loans are generally 25 to 125 basis points higher than for a comparable loan for an owner-occupied residence and adjust to a rate equal to 2.875% to 3.125% above the one-year or three-year CMT index. Loans secured by non-owner-occupied residences generally involve greater risks than loans secured by owner-occupied residences. Payments on loans secured by such properties are often dependent on successful operation or management of the properties. In addition, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company requires that borrowers with loans secured by non-owner-occupied homes submit annual financial statements.

     The terms and conditions of the ARM loans offered by the Company, including the index for interest rates, may vary from time to time. The Company believes that the adjustment features of its ARM loans provide flexibility to meet competitive conditions as to initial rate concessions while preserving the Company's objectives by limiting the duration of the initial rate concession.

     The retention of ARM loans in the Company's loan portfolio helps reduce the Company's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased payments required by the borrower. Furthermore, because the ARM loans originated by the Company currently provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default or delinquency. To lessen this risk, borrowers are approved based on the lower of the fully indexed rate or 2.0% above the initial rate. Another consideration is that although ARM loans allow the Company to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Company has no assurance that yields on ARM loans will be sufficient to offset increases in the Company's cost of funds.

     While single-family residential real estate loans are normally originated with 15 to 30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Company's loan portfolio contain due-on-sale clauses providing that the Company may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, the Company enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     The Company generally requires title insurance insuring the status of its lien or a title abstract and acceptable attorney's opinion on all loans where real estate is the primary source of security. The Company also requires that fire and casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

     The Company's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price, with the condition that private mortgage insurance is generally required on loans with loan-to-value ratios greater than 80%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80%.

     Multi-Family Residential and Commercial Real Estate Lending. The Company has historically engaged in a moderate amount of multi-family residential and commercial real estate lending. The Company has recently increased its activity in this lending area, primarily in the local Jefferson City market area. The Company has focused on extending loans to borrowers who have secured leases with the state government, which the Company believes reduces the risk inherent in these types of loans. As market conditions permit, the Company intends to sell participation interests in the larger multi-family and commercial real estate loans that it originates. The Company also participates in multi-family and commercial real estate loans with other Missouri financial institutions on in-state properties. At December 31, 1996, the Company's loan portfolio included $3.6 million in multi-family real estate loans and $5.6 million in commercial real estate loans.

     Multi-family and commercial real estate loans originated by the Company are predominately adjustable rate loans and are generally for terms of 15 years. The maximum loan-to-value ratio for multi-family and commercial real estate loans is generally 75%. Multi-family loans generally are secured by small to medium sized projects. The Company's commercial real estate loan portfolio generally consists of loans secured by small office buildings and small businesses, most of which are located in central Missouri. Appraisals on properties which secure multi-family and commercial real estate loans are performed by an independent appraiser engaged by the Company before the loan is made. Underwriting of multi-family and commercial real estate loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers. Annual operating statements on each multi-family and commercial real estate loan are required and reviewed by management. Multi-family and commercial real estate loans and loan participations that are purchased by the Company are underwritten to the Company's standards.

     Multi-family and commercial real estate lending affords the Company an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Company also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Construction Lending. The Company originates residential construction loans to individuals and, occasionally, to builders, to construct one- to four-family homes. In addition, from time to time the Company originates or participates in construction loans for multi-family or commercial properties. At December 31, 1996, the Company's construction loan portfolio totalled $2.7 million, or 4.3% of total loans. At such date, the Company's construction loan portfolio consisted of six residential construction loans totalling $800,000 and two multi-family construction loans totalling $1.9 million.

     Construction loans are generally made in connection with permanent financing. Construction loans that are not made in connection with the granting of permanent financing on the property are for terms of six to 12 months.

     Construction lending is considered to involve a higher level of risk as compared to one- to four-family residential lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are more difficult to evaluate and monitor. If the estimate of value proves to be inaccurate, the Company may be confronted at, or prior to, the maturity of the loan, with a project the value of which is insufficient to assure full repayment. The Company attempts to minimize these risks by limiting the maximum loan-to-value ratio on construction loans to 85% for residential construction loans and 80% for non-residential construction loans and by conditioning disbursements on the presentation of itemized bills and an inspection of the construction site.
For non-residential construction loans, the Company generally obtains personal guarantees and requires borrowers to submit annual financial statements.

     Land Lending. The Company occasionally originates loans for the acquisition of land upon which the purchaser can then build or upon which the purchaser makes improvements necessary to build upon or to sell as improved lots. At December 31, 1996, the Company's land loan portfolio totalled $135,000 and consisted of three loans. Land loans originated by the Company have a term to maturity of up to three years and are based on a ten-year amortization schedule.

     Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Company may be confronted with a property the value of which is insufficient to assure full repayment. The Company attempts to minimize this risk by limiting the maximum loan-to-value ratio on land loans to 65%.

     Commercial Lending.   The Company has recently expanded its lending
activities to include commercial business lending. At December 31, 1996, the Company's loan portfolio included $1.2 million in commercial loans.

     Commercial loans originated by the Company have both fixed and adjustable rates and are generally for terms of five to 10 years. These loans are typically secured by equipment, inventory or other available assets. Commercial loans generally have shorter terms and higher interest rates than mortgage loans. The security on these loans is usually more difficult to evaluate and monitor and often depreciates rapidly. Because the repayment on these loans is often dependent on successful operation and management of a business, repayment may be adversely affected by changes in the economy or the specific industry of the business. The Company attempts to minimize risks by scrutinizing the financial condition and credit worthiness of the borrower and the quality of the collateral. The Company also obtains personal guarantees on commercial loans from financially capable parties based on a review of personal financial statements.

     Consumer and Other Lending. Consumer lending traditionally has been a small part of the Company's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Company's consumer and other loans consist primarily of deposit account loans, unsecured loans and automobile loans. The Company has in the past originated student loans, though it ceased offering such loans in 1993. At December 31, 1996, the Company's consumer and other loans totalled approximately $1.5 million, or 2.4%, of the Company's total gross loans. The Company makes deposit account loans with the account pledged as collateral to secure the loan. Loans may be made up to 90% of the account balance. Deposit account loans are payable in monthly payments of principal and interest or in a single payment. At December 31, 1996, total loans on deposit accounts amounted to $485,000. The Company makes unsecured loans to individuals for personal, family or household purposes up to a maximum of $5,000. Generally, unsecured loans are made to current customers with an established relationship with the Company. Such loans may be for a term of up to 24 months. At December 31, 1996, unsecured loans totalled $687,000.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 1996, the Company had no material delinquencies in its consumer loan portfolio.

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Company's actual repayment experience to differ from that shown below.

                              After     After     After
                              1 Year    3 Years   5 Years
                     Within   Through   Through   Through    Beyond
                    One Year  3 Years   5 Years   10 Years   10 Years   Total
                    --------  -------   -------   --------   --------   -----
                                         (In Thousands)
Mortgage loans:
  One- to four-
   family. . .       $  362   $  732    $1,091    $ 6,822    $39,311   $48,318
  Multi-family           --    1,908        --      1,709         --     3,617
  Commercial .           79      114       435      2,523      2,491     5,642
  Construction          549       --        --         --      2,136     2,685
  Land . . . .           11       --        76         --         48       135
Commercial loans         12       --       687        239        268     1,206
Consumer and
 other loans .          815      230       323        111         19     1,498
    Total gross      ------  -------    ------    -------    -------   -------
     loans . .       $1,828   $2,984    $2,612    $11,404    $44,273   $63,101
                     ======   ======    ======    =======    =======   =======

     The following table sets forth the dollar amount of all loans due after December 31, 1997, which have fixed interest rates and have floating or adjustable interest rates.

                                     Fixed-     Floating- or
                                     Rates      Adjustable-Rates     Total
                                     -----      ----------------     -----
                                                 (In Thousands)
Mortgage loans:
  One- to four-family. . . . .     $ 8,979          $38,977        $47,956
  Multi-family . . . . . . . .         297            3,320          3,617
  Commercial . . . . . . . . .       2,967            2,596          5,563
  Construction . . . . . . . .       2,136               --          2,136
  Land . . . . . . . . . . . .          --              124            124
Commercial loans . . . . . . .         400              794          1,194
Consumer and other loans . . .         353              330            683
                                   -------          -------        -------
    Total gross loans. . . . .     $15,132          $46,141        $61,273
                                   =======          =======        =======

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of a loan is substantially less than its contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     Loan Solicitation and Processing. Loan applicants come primarily through existing customers, referrals by realtors, previous and present customers of the Company and business acquaintances, and walk-ins. The Company also uses radio and newspaper advertising to create awareness of its loan products.
Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by an independent fee appraiser certified by the State of Missouri.

     Mortgage loans up to $100,000 for owner-occupied residential properties must be approved by the Savings Bank's Loan Committee, which consists of the Chief Executive Officer and two officers, or by the Board of Directors' Loan Committee, which consists of the Chief Executive Officer and three directors. Loans of $100,000 to $250,000 must be approved by the Board of Director's Loan Committee, and loans exceeding $250,000 must be approved by the Board of Directors. Interest rates are subject to change if the approved loan is not closed within the time of the commitment. The Company's loan approval process allows mortgage loans to be approved in approximately 21 days and closed in 30 days.

     Loan Originations, Sales and Purchases. While the Company originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market.
Of the $26.0 million of loans originated and purchased during 1996, 53.5% were adjustable loans and 46.5% were fixed-rate loans.

     In recent periods, the Company has sold its 30-year and 20-year and a portion of its 15-year fixed-rate single-family residential mortgage loans to the FHLMC. Currently, the Company is retaining most of its fixed-rate mortgage loans for its portfolio. Sales are made on a non-recourse basis. Sales of loans for the years ended December 31, 1996, 1995, and 1994 totalled $4.0 million, $1.7 million and $3.2 million, respectively. The Company generally sells loans on a servicing-retained basis. See "-- Lending Activities -- Loan Servicing." At December 31, 1996, the Company had $571,000 in net loans held for sale.

     The Company also purchases whole loans and loan participation interests, primarily during periods of reduced loan demand in its market area. It has been the practice of the Company in recent years only to purchase loans secured by real estate located in Missouri. All purchases are made in conformance with the Company's underwriting standards.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                            Year Ended December 31,
                                            -----------------------
                                            1996      1995     1994
                                            ----      ----     ----
                                                (In Thousands)
Loans originated:
Mortgage loans:
  One- to four-family. . . . . . . . . .  $11,900   $ 8,319   $ 8,643
  Multi-family . . . . . . . . . . . . .       --       168       650
  Commercial . . . . . . . . . . . . . .    2,622     1,850        --
  Construction . . . . . . . . . . . . .    2,861     1,721     4,197
  Land . . . . . . . . . . . . . . . . .       30       180        23
Commercial loans . . . . . . . . . . . .    1,237        --        --
Consumer and other loans . . . . . . . .    1,734     1,176       744
                                          -------   -------   -------
    Total loans originated . . . . . . .   20,384    13,414    14,257
                                          -------   -------   -------
Loans purchased:
Mortgage loans:
  One- to four-family. . . . . . . . . .    1,547     1,918     1,143
  Multi-family . . . . . . . . . . . . .    2,604     1,272     1,747
  Commercial . . . . . . . . . . . . . .    1,439     1,010       392
                                          -------   -------   -------
    Total loans purchased. . . . . . . .    5,590     4,200     3,282
                                          -------   -------   -------
Loans sold:
  Total loans sold . . . . . . . . . . .    4,039     1,669     3,186
                                          -------   -------   -------
Mortgage loan principal
 repayments. . . . . . . . . . . . . . .   13,566     8,186    10,175
                                          -------   -------   -------
Net increase (decrease)
 in loans receivable, net. . . . . . . .  $ 8,369   $ 7,759   $ 4,178
                                          =======   =======   =======

     Loan Commitments. The Company issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from the date of loan approval. The Company had outstanding net loan commitments of approximately $2.5 million at December 31, 1996.

     Loan Origination and Other Fees. The Company, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan which is charged to the borrower for funding the loan. The amount of fees charged by the Company is currently $300 for loans secured by single-family homes and up to $500 for larger loans. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Company had $10,000 of net deferred mortgage loan fees at December 31, 1996.

     Loan Servicing. The Company sells loans to FHLMC and private investors on a servicing retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. At December 31, 1996, the Company was servicing $20.0 million of loans for FHLMC and $1.9 million of loans for private investors. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Company receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. For the year ended December 31, 1996, loan servicing fees totalled $52,000. In addition, the Company retains certain amounts in escrow for the benefit of FHLMC for which the Company incurs no interest expense but is able to invest. At December 31, 1996, the Savings Bank held $24,000 in escrow for its portfolio of loans serviced for others.

     Nonperforming Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment when due, the Company institutes collection procedures. The first notice is mailed to the borrower approximately ten days after the payment is due in order to permit the borrower to make the payment before the imposition of a late fee. A second notice is generated when a payment becomes 30 days past due. Attempts to contact the borrower by telephone or letter generally begin soon after the first notice is mailed to the borrower. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency,
(ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

     In most cases, delinquencies are cured promptly; however, if by the 91st day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated. Interest income on loans is reduced by the full amount of accrued and uncollected interest.

     The Board of Directors is informed on a monthly basis as to the status of all loans that are delinquent more than 30 days, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Company.

     The following table sets forth information with respect to the Company's nonperforming assets and restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated. It is the policy of the Company to cease accruing interest on loans 90 days or more past due.

                                                    At December 31,
                                               ----------------------
                                               1996     1995     1994
                                               ----     ----     ----
                                               (Dollars in Thousands)
Loans accounted for on
  a nonaccrual basis:
   Mortgage loans:
    One- to four-family. . . . . . . . .       $145     $ 88     $ --
    Commercial . . . . . . . . . . . . .        165       --       --
                                               ----     ----     ----
      Total. . . . . . . . . . . . . . .        310       88       --
                                               ----     ----     ----
Accruing loans which are
 contractually past due
 90 days or more . . . . . . . . . . . .         --       --       --

Total nonaccrual and
 90 days past due loans. . . . . . . . .         --       88       --

Real estate owned, net . . . . . . . . .         --      162      422
                                               ----     ----     ----

   Total nonperforming assets. . . . . .       $310     $250     $422
                                               ====     ====     ====

Restructured loans . . . . . . . . . . .       $228     $344     $337

Nonaccrual and 90 days or more
 past due loans as a percentage
 of loans receivable, net. . . . . . . .       0.51%    0.17%      --%

Nonaccrual and 90 days or more
 past due loans as a percentage
 of total assets . . . . . . . . . . . .       0.32     0.10       --

Nonperforming assets as a
 percentage of total assets. . . . . . .       0.32     0.29     0.48

     Interest income that would have been recorded for the year ended December 31, 1996 had nonaccruing loans been current in accordance with their original terms amounted to approximately $10,000. The amount of interest included in interest income on such loans for the year ended December 31, 1996 amounted to approximately $17,000.

     Real Estate Owned and Held for Investment. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, REO held for sale is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At December 31, 1996, the Company had no REO.

     Real estate held for investment ("REI") is carried at the lower of cost or net realizable value. All costs of anticipated disposition are considered in the determination of net realizable value. At December 31, 1996, the Company's REI consisted of the former Governor Hotel in Jefferson City. The Savings Bank acquired the Governor Hotel in 1989 for use as the Savings Bank's main office and for development. Due to objections raised by the OTS, the Savings Bank abandoned its plans for the Governor Hotel and has since offered it for sale. The Company has periodically engaged in discussions with interested purchasers, but has been unable to find a buyer. Because of limited third party interest in the property, the presence of asbestos and a regulatory prohibition on financing the sale, the $1.25 million book value has been fully reserved and, therefore, is carried at a book value of $0. The Company believes that it is currently under no obligation to abate the asbestos in the building. In the remote possibility that the Company is required to remove the asbestos, the Company would incur expenses estimated to equal or exceed $300,000. Furthermore, in the remote possibility that the Company is required to demolish the building, the Company estimates that expenses associated with the demolition and asbestos removal could total $1 million. The annual cost of holding the property, net of income from the lease of the hotel's parking lot, is approximately $14,500.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are placed on a "watch list" and monitored by the Company.

     At December 31, 1996, the Company had $1.3 million of assets classified as loss, which included two consumer loans totalling $5,000 and the Governor Hotel. Assets classified as doubtful or substandard totalled $538,000 and included one doubtful loan secured by a commercial property, 11 substandard mortgage loans secured by single family homes and one substandard loan secured by commercial real estate in the amount of $165,000. The aggregate amounts of the Company's classified assets, and of the Company's general and specific loss allowances at the dates indicated, were as follows:

                                                      At December 31,
                                                    --------------------
                                                    1996            1995
                                                    ----            ----
                                                        (In Thousands)

Loss . . . . . . . . . . . . . . . . . . . .        $1,255           $1,256
Doubtful . . . . . . . . . . . . . . . . . .            73               79
Substandard assets . . . . . . . . . . . . .           465              533
                                                    ------           ------
  Total classified assets. . . . . . . . . .        $1,793           $1,868
                                                    ======           ======
General loss allowances. . . . . . . . . . .        $  367           $  337
Specific loss allowances . . . . . . . . . .         1,265            1,250
                                                    ------           ------
  Total allowances . . . . . . . . . . . . .        $1,632           $1,587
                                                    ======           ======

     Allowance for Loan Losses. The Company has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans.

     In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Company increases its allowance for loan losses by charging provisions for loan losses against the Company's income.

     The general valuation allowance is maintained to cover losses inherent in the portfolio of performing loans. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured. The amount of the allowance is based on the estimated value of the collateral securing the loan and other analyses pertinent to each situation. Generally, a provision for losses is charged against income on a quarterly basis to maintain the allowances.

     At December 31, 1996, the Company had an allowance for loan losses of $383,000. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated. Where specific loan loss reserves have been established, any differences between the loss allowances and the amount of loss realized has been charged or credited to current income.

                                                 Year Ended December 31,
                                                 ------------------------
                                                 1996      1995      1994
                                                 ----      ----      ----
                                                   (Dollars in Thousands)

Allowance at beginning of
 period. . . . . . . . . . . . . . . . .        $319       $195      $208
                                                ----       ----      ----
Provision for loan losses. . . . . . . .          64        124         6
                                                ----       ----      ----
Total recoveries . . . . . . . . . . . .          --         --        --
                                                ----       ----      ----
Charge-offs:
Mortgage loans:
  One- to four-family. . . . . . . . . .          --         --        19
                                                ----       ----      ----
    Total charge-offs. . . . . . . . . .          --         --        19
                                                ----       ----      ----
Net charge-offs. . . . . . . . . . . . .          --         --        19
                                                ----       ----      ----
 Balance at end of
  period . . . . . . . . . . . . . . . .        $383       $319      $195
                                                ====       ====      ====

Allowance for loan losses as a
 percentage of total loans outstanding
 at the end of the period. . . . . . . .        0.62%      0.60%     0.43%

Net charge-offs as a
 percentage of average loans
 outstanding during the period . . . . .          --         --      0.05

Allowance for loan losses as a
 percentage of nonperforming
 loans at end of period. . . . . . . . .      123.50     362.50        --

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                        At December 31,
                     --------------------------------------------------------
                            1996               1995              1994
                     ------------------ ------------------  -----------------
                              % of               % of               % of
                              Loans              Loans              Loans
                              in Each            in Each            in Each
                              Category           Category           Category
                              to Total           to Total           to Total
                     Amount   Loans      Amount  Loans      Amount  Loans
                     ------   ---------  ------  ---------  ------  ---------
                                     (Dollars in Thousands)

Mortgage loans:
  One- to four-
   family. . . . .   $180      76.57%     $185     80.79%    $140     86.45%
  Multi-family . .     48       5.73        36      6.64       16      4.67
  Commercial . . .    109       8.94        77      7.00       34      5.40
  Construction . .     18       4.26         7      3.19       --      1.40
  Land . . . . . .      1       0.21         2      0.29       --       .07
Commercial loans .     12       1.91        --        --       --        --
Consumer and
 other loans . . .     15       2.38        12      2.09        5      2.01
Unallocated. . . .     --        N/A        --       N/A       --       N/A
                     ----     ------      ----    ------     ----    ------
 Total allowance for
  loan losses. . .   $383     100.00%     $319    100.00%    $195    100.00%
                     ====     ======      ====    ======     ====    ======

Investment Activities

     The Company is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Company may also invest a portion of its assets in commercial paper and corporate debt securities. The Company is also required to maintain an investment in FHLB stock. The Company is required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION."

     It is the intention of management to classify all securities in the Company's investment portfolio as available for sale. SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires the investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity. During 1995, pursuant to a transfer grace period allowed by the Financial Accounting Standards Board, the Savings Bank reclassified securities held to maturity with a book value of $4.0 million as securities available for sale.

     A committee consisting of the Chief Executive Officer, the Chief Financial Officer and three outside Directors determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. The Company's investment policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposits, marketable corporate debt obligations, mortgage-backed securities and certain types of mutual funds. The Company's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or corporate bonds rated less than BBB. Mutual funds held by the Company may from time to time engage in hedging activities and invest in derivative securities. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Company's liquidity position, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and
anticipated loan amortization and repayments).   The effect that the proposed
investment would have on the Company's credit and interest rate risk, and risk-based capital is also given consideration during the evaluation.

     The following table sets forth the composition of the Company's investment and mortgage-backed securities portfolios at the dates indicated.

                                             At December 31,
              ---------------------------------------------------------------------------
                       1996                      1995                     1994
              ------------------------  -----------------------  ------------------------
                              Percent                 Percent                  Percent
              Carrying Fair     of     Carrying Fair    of      Carrying Fair    of
              Value    Value Portfolio Value   Value Portfolio  Value    Value Portfolio
              -------- ----- --------- -------- ----- --------- -------- ----- ---------
Available                                (Dollars in Thousands)
 for sale:
Investment
 securities:
  U.S.
  Government
  and federal
  agency
  obligations $10,112 $10,112  36.67% $ 3,986 $ 3,986  15.65% $    -- $    --     --%
  Mutual
   funds . .    5,452   5,452  19.77    7,558   7,558  29.67    7,458   7,458  20.55
    Total     ------- ------- ------  ------- ------- ------  ------- ------- ------
    invest-
    ment
    securi-
    ties . .   15,564  15,564  56.44   11,544  11,544  45.32    7,458   7,458  20.55
Mortgage-
 backed
 securities .  12,010  12,010  43.56   13,926  13,926  54.68   18,966  18,966  52.25
  Total       ------- ------- ------  ------- ------- ------  ------- ------- ------
  available
  for sale. .  27,574  27,574 100.00   25,470  25,470 100.00   26,424  26,424  72.80
Held to       ------- ------- ------  ------- ------- ------  ------- ------- ------
 maturity:
Investment
 securities:
  U.S.
  Government
  and federal
  agency
  obligations      --      --     --       --      --     --   10,156   9,872  27.20
Mortgage-
 backed
 securities .      --      --     --       --      --     --       --      --     --
  Total       ------- ------- ------  ------- ------- ------  ------- ------- ------
  held to
  maturity. .      --      --     --       --      --     --   10,156   9,872  27.20
              ------- ------- ------  ------- ------- ------  ------- ------- ------
  Total . . . $27,574 $27,574 100.00% $25,470 $25,470 100.00% $36,580 $36,296 100.00%
              ======= ======= ======  ======= ======= ======  ======= ======= ======

                                            -15-


     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's investment and mortgage-backed securities at
December 31, 1996.

                                              At December 31, 1996
               ------------------------------------------------------------------------------------------
                                             Amount Due or Repricing within:
                                    Over One to       Over Five to
                One Year or Less     Five Years         Ten Years      Over Ten Years       Totals
               ----------------- ----------------  ------------------ ----------------- -----------------
                        Weighted          Weighted           Weighted          Weighted          Weighted
               Carrying Average  Carrying Average  Carrying  Average  Carrying Average  Carrying Average
               Value    Yield    Value    Yield    Value     Yield    Value    Yield     Value   Yield
               -------- -------- -------- -------  --------- -------- -------- -------- -------- --------
                                                     (Dollars in Thousands)

U.S.
 Government
 and federal
 agency
 obligations.  $ 6,722   5.80%   $3,390    5.99%    $--        --%    $ --       --%   $10,112    5.89%
Mutual funds.    5,452   5.86        --       --     --        --       --       --      5,452    5.86
Mortgage-
 backed
 securities .   11,296   6.06       215     7.44     --        --      500     7.73     12,011    6.16
               -------           ------                               ----              -------
 Total. . . .  $23,470   5.94    $3,605     6.07     --        --     $500     7.73     $27,575   6.00
               =======           ======                               ====              =======

     Mutual Funds. The Company's portfolio of mutual funds consists of two funds, an adjustable-rate mortgage-backed securities fund, which had a fair value of $973,000 ($990,000 at amortized cost) and yielded 5.62% at December 31, 1996, and a government securities fund, which had a fair value of $4.5 million ($5.0 million at amortized cost) and yielded 6.15% at December 31, 1996. During the year ended December 31, 1996, the Company sold $2.0 million of mutual funds in order to reinvest the proceeds in higher yielding loans.

     U.S. Government and Federal Agency Obligations. The Company's portfolio of U.S. Government and federal agency obligations had a fair value of $10.1 million ($10.1 million at amortized cost) at December 31, 1996. The portfolio consisted of short-term securities due within two years of December 31, 1996, all of which are held in the Company's available for sale portfolio.

     Mortgage-Backed Securities. At December 31, 1996, the Company's net mortgage-backed securities totaled $12.0 million at fair value ($12.3 million at amortized cost) and had a weighted average yield of 6.16%. At December 31, 1996, 95.9% of the mortgage-backed securities were adjustable-rate and 4.1% were fixed-rate. The Company purchased most of its mortgage-backed securities in 1991 through 1993 and has not purchased any mortgage-backed securities since that time. The Company currently intends to use available funds to invest in higher yielding loans and does not intend to increase its mortgage-backed securities portfolio.

     Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, Fannie Mae (formerly the Federal National Mortgage Association) and the Government National Mortgage Association.
Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company. These types of securities also permit the Company to optimize its regulatory capital because they have low risk weighting.

     At December 31, 1996, all of the Company's mortgage-backed securities had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of the Company's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB-Des Moines may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. Presently, the Company has no other borrowing arrangements.

     Deposit Accounts. Substantially all of the Company's depositors are residents of the State of Missouri. Deposits are attracted from within the Company's market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Company considers current market interest rates, profitability to the Company, matching deposit and loan products and its customer preferences and concerns. The Company reviews its deposit mix and pricing weekly. The Company does not accept brokered deposits, nor has it aggressively sought jumbo certificates of deposit.

     The Company currently offers certificates of deposit for terms not exceeding 48 months. As a result, the Company believes that it is better able to match the repricing of its liabilities to the repricing of its loan portfolio.

     The following table sets forth information concerning the Company's time deposits and other interest-bearing deposits at December 31, 1996.

Weighted
Average                                                           Percentage
Interest                 Checking and         Minimum             of Total
Rate       Term       Savings Deposits        Amount     Balance  Deposits
--------   ----       ----------------        --------   -------  ----------
                                                       (In Thousands)
--%      None        Non-interest-bearing     $  100     $   648     0.09%
2.75     None        NOW                         100       3,455     4.74
3.82     None        Money Market Deposit      1,000       4,906     6.73
2.81     None        Regular savings              10       6,713     9.21

                      Certificates of Deposit
                      -----------------------

2.75     7-31 Day    Fixed term, fixed rate    2,500          10     0.01
4.99     32-181 Day  Fixed term, fixed rate    1,000       1,053     1.45
5.31     182 Day     Fixed term, fixed rate    1,000       9,231    12.67
5.81     9 Mo.       Fixed term, fixed rate    1,000         286     0.39
5.40     12 Mo.      Fixed term, fixed rate      500      15,832    21.72
5.60     15 Mo.      Fixed term, fixed rate      500       3,196     4.39
5.59     18 Mo.      Fixed term, fixed rate      500       3,116     4.28
5.71     24 Mo.      Fixed term, fixed rate      500       6,678     9.16
6.16     30 Mo.      Fixed term, fixed rate      500       5,985     8.21
5.33     36 Mo.      Fixed term, fixed rate      500       3,449     4.73
5.55     48 Mo.      Fixed term, fixed rate      500       8,322    11.42
                                                         -------   ------
                     Total                               $72,880   100.00%
                                                         =======   ======

     The following table indicates the amount of the Company's jumbo certificates of deposit by time remaining until maturity as of December 31, 1996. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.


           Maturity Period                              Amount
           ---------------                              ------
                                                     (In Thousands)

Three months or less . . . . . . . . . .                $  301
Over three through six months. . . . . .                 1,146
Over six through 12 months . . . . . . .                   500
Over 12 months . . . . . . . . . . . . .                   650
     Total jumbo certificates                           ------
      of deposit . . . . . . . . . . . .                $2,597
                                                        ======


     Deposit Flow.  The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Company between the dates indicated.

                                                           At December 31,
                            --------------------------------------------------------------------------
                                      1996                        1995                      1994
                            --------------------------   --------------------------   ----------------
                                    Percent                      Percent                       Percent
                                      of     Increase              of     Increase                of
                            Amount  Total   (Decrease)   Amount   Total  (Decrease)    Amount   Total
                            ------  ------- ----------   ------  ------- ----------    ------  --------
                                                            (Dollars in Thousands)
Noninterest-bearing . . .  $   648    0.89%   $   146   $   502    0.66%  $   (21)   $   523     0.66%
NOW checking. . . . . . .    3,455    4.74       (329)    3,784    4.98       346      3,438     4.33
Regular savings accounts.    6,713    9.21       (840)    7,553    9.95      (604)     8,157    10.26
Money market deposit
 accounts ("MMDAs") . . .    4,906    6.73        313     4,593    6.05    (1,689)     6,282     7.90
Fixed-rate certificates
 which mature:
  Within 1 year . . . . .   41,457   56.88      3,122    38,335   50.49    (6,164)    44,499    55.98
  After 1 year, but
   within 2 years . . . .   10,454   14.35     (3,819)   14,273   18.80     5,742      8,531    10.73
  After 2 years, but
   within 5 years . . . .    5,247    7.20     (1,644)    6,891    9.07    (1,172)     8,063    10.14
                           -------  ------    -------   -------  ------   -------    -------   ------
  Total deposits. . . . .  $72,880  100.00%   $(3,051)  $75,931  100.00%  $(3,562)   $79,493   100.00%
                           =======  ======    =======   =======  ======   =======    =======   ======

                                                               -19-

     Time Deposits by Rates. The following table sets forth the Company's time deposits categorized by rates at the dates indicated.

                                                    At December 31,
                                               -------------------------
                                               1996      1995      1994
                                               ----      ----      ----
                                                    (In Thousands)

      0.00 - 3.99% . . . . . . . . . . . .    $    13   $   521   $14,969
      4.00 - 4.99% . . . . . . . . . . . .      4,103     8,166    29,362
      5.00 - 5.99% . . . . . . . . . . . .     42,919    36,314    15,120
      6.00 - 6.99% . . . . . . . . . . . .     10,050    14,415       552
      7.00 - 7.99% . . . . . . . . . . . .         73        83     1,059
      8.00% and over . . . . . . . . . . .         --        --        31
                                              -------   -------   -------
         Total . . . . . . . . . . . . . .    $57,158   $59,499   $61,093
                                              =======   =======   =======

     The following table sets forth the amount and maturities of time deposits at December 31, 1996.

                                          Amount Due
                     -------------------------------------------------------
                     Less Than      1-2        2-3       3 Years
                     One Year       Years     Years      and After     Total
                     ---------      -----     -----      ---------     -----
                                      (In Thousands)

0.00 - 3.99% . . .   $    13     $    --     $   --       $   --     $    13
4.00 - 4.99% . . .     3,603         500         --           --       4,103
5.00 - 5.99% . . .    32,972       7,684        978        1,285      42,919
6.00 - 6.99% . . .     4,869       2,270      2,901           10      10,050
7.00 - 7.99% . . .        --          --         73           --          73
8.00% and over . .        --          --         --           --          --
                     -------     -------     ------       ------     -------
  Total . . . . .    $41,457     $10,454     $3,952       $1,295     $57,158
                     =======     =======     ======       ======     =======

     Deposit Activity. The following table sets forth the deposit activities of the Company for the periods indicated.

                                                 Year Ended December 31,
                                                 -----------------------
                                                 1996     1995      1994
                                                 ----     ----      ----
                                                      (In Thousands)

Beginning balance. . . . . . . . . . . . . .   $75,931   $79,493  $81,035
Net deposits (withdrawals)                     -------   -------  -------
 before interest credited. . . . . . . . . .    (6,058)   (6,470)  (3,614)
Interest credited. . . . . . . . . . . . . .     3,007     2,908    2,072
                                               -------   -------  -------
Net increase (decrease) in
 deposits. . . . . . . . . . . . . . . . . .    (3,051)   (3,562)  (1,542)
                                               -------   -------  -------
Ending balance . . . . . . . . . . . . . . .   $72,880   $75,931  $79,493
                                               =======   =======  =======

     Borrowings. Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company has the ability to use advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Des Moines, the Company is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 1996, 1995 and 1994, the Company had no borrowings from the FHLB-Des Moines outstanding.

     The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                 Year Ended December 31,
                                                 -----------------------
                                                 1996      1995     1994
                                                 ----      -----    ----
                                                  (Dollars in Thousands)

Amount of FHLB advances outstanding at
 end of period . . . . . . . . . . . . . . .    $  --    $  --     $ --
Maximum amount of FHLB advances outstanding
  at any month end . . . . . . . . . . . . .       --       --      750
Approximate average FHLB advances
  outstanding during the period. . . . . . .        4        1      188
Approximate weighted average rate paid on
  FHLB advances during the period. . . . . .     5.40%    6.72%    4.79%
Weighted average rate paid on FHLB
 advances at end of period . . . . . . . . .       --       --       --

Competition

     The Company operates in a competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from local commercial banks, credit unions and other thrifts operating in its market area. As of December 31, 1996, there were nine commercial banks and four other thrifts operating in Cole County, Missouri. Most of these financial institutions are locally-owned community oriented banks and thrifts, however, there are two subsidiaries of larger regional holding companies. As a result of this competition, the Company has suffered deposit declines and loss of market share. The Company's branches in California, Tipton and St. Robert, Missouri also face competition from other financial institutions. Particularly in times of high interest rates, the Company has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Company's competition for loans also comes from mortgage bankers. Such competition for deposits and the origination of loans may limit the Company's growth in the future.

Personnel

     As of December 31, 1996, the Company had 26 full-time and one part-time employee. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Subsidiary Activities

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 2% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its service corporation, Parity Insurance Agency, Inc. ("Parity"), did not exceed these limits at December 31, 1996.

     Parity is a wholly owned subsidiary of the Savings Bank. Parity previously sold mortgage life and disability insurance to the Savings Bank's borrowers and continues to collect commissions. Parity also owns City National Real Estate, Inc., which holds the Governor Hotel but otherwise is inactive. At December 31, 1996, the Savings Bank's investment in its subsidiaries was $407,000.

                           REGULATION
General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Savings Bank and its operations.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. The Savings Bank, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. The Savings Bank is in compliance with this requirement with an investment in FHLB-Des Moines stock of $939,000 at December 31, 1996. Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of the Savings Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Savings Bank.

     The Savings Bank's accounts are insured by the SAIF to the maximum extent permitted by law. The Savings Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

     Pursuant to the Deposit Insurance Funds Act of 1996 ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of .064% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Savings Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Savings Bank.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity.
(The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either convert to a national bank charter or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution quality as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1996, the qualified thrift investments of the Savings Bank were approximately 98.2% of its portfolio assets.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Savings Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from

0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk- weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     The Savings Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1996, the Savings Bank's limit on loans to one borrower was $3.6 million. At December 31, 1996, the Savings Bank's largest aggregate amount of loans to one borrower was $1.2 million.

     Activities of Associations and Their Subsidiaries. A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and service corporation subsidiaries to engage in certain preapproved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same
extent as if the savings association were a Federal Reserve member bank.   A
savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Savings Bank to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B.

Exemptions from Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks.

     The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

Savings and Loan Holding Company Regulations

     Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

     Qualified Thrift Lender Test. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                TAXATION

Federal Taxation

     General. The Company and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company.

     Bad Debt Reserve. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     In August 1996, provisions repealing the current thrift bad debt rules were enacted by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before December 31, 1987). The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" bank (i.e., assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Savings Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserves.

     The amount of additional taxable income created from and Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

     Dividends-Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if the Company or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Other Matters. There have not been any Internal Revenue Service audits of the Savings Bank's federal income tax returns during the past five years.

State Taxation

     Missouri. Missouri-based thrift institutions, such as the Savings Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Savings Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Savings Bank is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned by the Savings Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular corporate income tax.

     Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2.  Description of Property
--------------------------------

     The Company operates five full service facilities, all of which it owns. At December 31, 1996, the net book value of the property (including land and building) and the Company's fixtures, furniture and equipment was $1.7 million.

     The following table sets forth certain information with respect to the offices of the Company at December 31, 1996.

                                                        Approximate
Location                         Year Opened           Square Footage
--------                         -----------           --------------

Main Office:

427 Monroe St.                      1992                    9,000
Jefferson City, MO

Branch Offices:

201 E. Main                         1980                    2,475
California, MO

3732 W. Truman Blvd.                1979                    1,666
Jefferson City, MO

445 S. Moreau                       1979                    1,950
Tipton, MO

59 S. Missouri Ave.                 1981                    2,160
St. Robert, MO

Item 3.  Legal Proceedings
--------------------------

     Periodically, there have been various claims and lawsuits involving the Savings Bank, such as claims to enforce liens, condemnation proceedings on properties on which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business. Neither the Company nor the Savings Bank is a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                        PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

     The information contained under the section captioned "Price Range of Common Stock" on page 40 of the 1996 Annual Report to Stockholders ("Annual Report") is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations or Plan of Operations
-------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 5 of the Annual Report is incorporated herein by reference.

Item 7.   Financial Statements
------------------------------

          (a)    Financial Statements
                 Independent Auditor's Report*
                 Consolidated Statements of Financial Condition as of
                  December 31, 1995 and 1996*
                 Consolidated Statements of Income for the Years Ended
                  December 31, 1994, 1995 and 1996*
                 Consolidated Statements of Stockholders' Equity for the Years
                  Ended December 31, 1994, 1995 and 1996*
                 Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1994, 1995 and 1996*
                 Notes to the Consolidated Financial Statements*

          * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related
          Notes contained in the Annual Report.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

          Not applicable.

                               PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company.

Name                           Age(1)               Position
----                           ---                  --------

Richard E. Caplinger           63                   Chairman of the Board

Robert E. Chiles               61                   President and Chief
Executive Officer

David L. Jobe                  48                   Treasurer and Secretary

     The following table sets forth certain information regarding the executive officers of the Bank.

Name                           Age(1)               Position
----                           ---                  --------

Richard E. Caplinger           63                   Chairman of the Board

Robert E. Chiles               61                   President and Chief
                                                    Executive Officer

David L. Jobe                  48                   Secretary and Treasurer

Delphine E. Prenger            59                   Vice President

--------------
(1)  As of December 31, 1996.

     Robert E. Chiles serves as President, Chief Executive Officer and Director of the Savings Bank, positions he has held since 1974. Mr. Chiles has also served as President, Chief Executive Officer and Director of the Company since its formation in 1996. Mr. Chiles is currently a member of the Loan Review Committee, the Planning Committee, the Investment Committee and the In-House Loan Committee. Mr. Chiles served as a member of the FHLB-Des Moines Board from 1989 to 1994 and as Vice Chairman in 1994.

     David L. Jobe currently serves as the Treasurer and Secretary of the Savings Bank, positions which he has held since 1984. Mr. Jobe also served as the Treasurer of the Jefferson City Chamber of Commerce in 1996.

     Delphine E. Prenger has been associated with the Savings Bank since 1968 and has served as Vice-President since 1983. Ms. Prenger is also a member of the Jefferson City Chamber of Commerce.

     Richard E. Caplinger is co-owner of Caplinger's Inc., a mens' specialty retailer, with which he has been associated since 1952. Mr. Caplinger has served as a Director since 1975 and as Chairman of the Board of Directors of the Savings Bank since 1993. He currently serves on the Planning Committee, the Budget and Salary Committee and the Compliance Committee. Mr. Caplinger is also chairman of the Jefferson City Community Betterment Association and a member of the small business task force of the Jefferson City Chamber of Commerce.

     The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation
--------------------------------

     The information contained under the sections captioned "Executive Compensation," "Directors' Compensation" and "Benefits" under "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

          (a)   Security Ownership of Certain Beneficial Owners

                Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

          (b)   Security Ownership of Management

                The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

          (c)   Changes in Control

                The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information set forth under the section captioned "Proposal I - Election of Directors - Transactions with Management" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

          (a)   Exhibits

          3.1   Certificate of Incorporation of CNS Bancorp, Inc.
                (incorporated by reference to Exhibit 3.1 to the Company's
                Registration Statement on Form S-1 (File No. 333-1880))
          3.2   Bylaws of CNS Bancorp, Inc. (incorporated by reference to
                Exhibit 3.2 to the Company's Registration Statement on Form
                S-1 (File No. 333-1880))
          10.1  Employment Agreement with Robert E. Chiles
          13    Annual Report to Stockholders
          21    Subsidiaries of the Registrant
          27    Financial Data Schedule

          (b)   Reports on Form 8-K

                No Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                      SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CNS BANCORP, INC.


Date:  March 25, 1997                      By: /s/ Robert E. Chiles
                                               ----------------------------
                                               Robert E. Chiles
                                               President and Chief Executive
                                               Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                   TITLE                         DATE
----------                   -----                         ----

/s/ Robert E. Chiles
------------------------    President, Chief               March 25, 1997
Robert E. Chiles            Executive Officer and
                            Director (Principal
                            Executive Officer)

/s/ David L. Jobe
------------------------    Treasurer and Secretary        March 25, 1997
David L. Jobe               (Principal Financial
                            and Accounting Officer)
/s/ James F. McHenry
------------------------    Director                       March 25, 1997
James F. McHenry

/s/ James E. Whaley
------------------------    Director                       March 25, 1997
James E. Whaley

/s/ Ronald D. Roberson
------------------------    Director                       March 25, 1997
Ronald D. Roberson

/s/ Richard E. Caplinger
------------------------    Chairman of the Board          March 25, 1997
Richard E. Caplinger

/s/ Michael A. Dallmeyer
------------------------    Director                       March 25, 1997
Michael A. Dallmeyer

/s/ John C. Kolb
------------------------    Director                       March 25, 1997
John C. Kolb

                                 EXHIBIT 10.1

                  Employment Agreement with Robert E. Chiles

                              EMPLOYMENT AGREEMENT

      THIS AGREEMENT is made effective as of June 11, 1996, by and between CITY NATIONAL SAVINGS BANK, FSB (the "Bank"), Jefferson City, Missouri; CNS BANCORP, INC. (the "Company"), a Delaware corporation; and ROBERT E. CHILES (the "Executive").

      WHEREAS, the Bank wishes to assure itself of the services of Executive for the period provided in this Agreement; and

      WHEREAS, the Executive is willing to serve in the employ of the Bank on a full-time basis for said period.

      NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.    POSITION AND RESPONSIBILITIES.

      During the period of his employment hereunder, Executive agrees to serve as President and Chief Executive Officer of the Bank. During said period, Executive also agrees to serve, if elected, as an officer and director of the Company or any subsidiary or affiliate of the Company or the Bank.

2.    TERMS AND DUTIES.

      (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of thirty-six
(36) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the Bank (the "Board") may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the Bank will conduct a formal performance evaluation of the Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

      (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the Bank; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Bank, or materially affect the performance of Executive's duties pursuant to this Agreement.

3.    COMPENSATION AND REIMBURSEMENT.

      (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2.
The Bank shall pay Executive as compensation a salary of $93,600 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the Bank. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by a Committee designated by the Board, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Bank shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to permanent full-time employees of the Bank.

      (b) The Bank will provide Executive with employee benefit plans, arrangements and perquisites substantially equivalent to those in which Executive was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the Bank will not, without Executive's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect Executive's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection (b), Executive will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the Bank in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. Executive will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the Bank, in which Executive is eligible to participate. Nothing paid to the Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which the Executive is entitled under this Agreement, except as provided under Section 5(e).

      (c) In addition to the Base Salary provided for by paragraph (a) of this Section 3, the Bank shall pay or reimburse Executive for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.    PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

      (a) Upon the occurrence of an Event of Termination (as herein defined) during the Executive's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Bank of Executive's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; retirement, as defined in Section 7 hereof; or Termination for Cause, as defined in Section 8 hereof;
(ii) Executive's resignation from the Bank's employ, upon (A) unless consented to by the Executive, a material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above, (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of Executive's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to Executive from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the Bank, or (D) any breach of this Agreement by the Bank.
Upon the occurrence of any event described in clauses (A), (B), (C) or (D), above, Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four (4) calendar months after the event giving rise to said right to elect.

      (b) Upon the occurrence of an Event of Termination, the Bank shall pay Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to the Executive for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on the Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Bank as of the Date of Termination), to the Executive for the term of the Agreement provided, however, that if the Bank is not in compliance with its minimum capital requirements or if such payments would cause the Bank's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the

Bank is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following the Executive's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of the Executive's Date of Termination), such payments and benefits shall be paid to the Executive in a lump sum within thirty (30) days of the Date of Termination.

      (c) Upon the occurrence of an Event of Termination, the Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for Executive prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.    CHANGE IN CONTROL.

      (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the Company or the Bank. For purposes of this Agreement, a "Change in Control" of the Company or the Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Bank representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Bank's assets, or a plan of partial or complete liquidation.

      (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the Bank or the Company has reasonably determined that a Change in Control has occurred, Executive shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this
Section 5 upon his subsequent involuntary termination following the effective date of a Change in Control (or voluntary termination following the effective date of a Change in Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits (other than a reduction affecting the Bank's personnel generally), or relocation of his principal place of employment by more than thirty-five (35) miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

      (c) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Bank shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to 2.99 times the Executive's "base amount," within the meaning of
Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of the Executive's Date of Termination.

      (d) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for Executive prior to his severance. In addition, Executive shall be entitled to receive the value of employer contributions that would have been made on the Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Bank as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

      (e) Upon the occurrence of a Change in Control, the Executive shall be entitled to receive benefits due him under, or contributed by the Company or the Bank on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Bank or the Company on the Executive's behalf to the extent that such benefits are not otherwise paid to the Executive upon a Change in Control.

      (f) Notwithstanding the preceding paragraphs of this Section 5, in the event that the aggregate payments or benefits to be made or afforded to the Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Code, such payments or benefits shall be payable or provided to Executive over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times the Executive's "base amount" under
Section 280G(b)(3) of the Code.

6.    TERMINATION FOR DISABILITY.

      (a) If the Executive shall become disabled as defined in the Bank's then current disability plan (or, if no such plan is then in effect, if the Executive is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the Bank may terminate Executive's employment for "Disability."

      (b) Upon the Executive's termination of employment for Disability, the Bank will pay Executive, as disability pay, a bi-weekly payment equal to three-quarters (3/4) of Executive's bi-weekly rate of Base Salary on the effective date of such termination. These disability payments shall commence on the effective date of Executive's termination and will end on the earlier of (i) the date Executive returns to the full-time employment of the Bank in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Bank; (ii) Executive's full-time employment by another employer; (iii) Executive attaining the age of sixty-five (65); or (iv) Executive's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to the Executive under any plan of the Bank providing disability benefits to the Executive.

      (c) The Bank will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Bank for Executive prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date Executive returns to the full-time employment of the Bank, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Bank; (ii) Executive's full-time employment by another employer; (iii) Executive's attaining the age of sixty-five (65); (iv) the Executive's death; or (v) the expiration of the term of this Agreement.

      (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to Executive during any period during which Executive is incapable of performing his duties hereunder by reason of temporary disability.

7.    TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE.

      Termination by the Bank of Executive based on "Retirement" shall mean retirement at age sixty-five (65) or in accordance with any retirement arrangement established with Executive's consent with respect to him. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Bank or the Company and other plans to which Executive is a party. Upon the death of the Executive during the term of this Agreement, the Bank shall pay to Executive's estate the compensation due to the Executive through the last day of the calendar month in which his death occurred.

8.    TERMINATION FOR CAUSE.

        For purposes of this Agreement, "Termination for Cause" shall include termination because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. For purposes of this Section, no act, or the failure to act, on Executive's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Bank or its affiliates. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths (3/4) of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying termination for Cause and specifying the reasons thereof. The Executive shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to Executive under any stock option plan or any unvested awards granted under any other stock benefit plan of the Bank, the Company, or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause pursuant to Section 9 hereof, and shall not be exercisable by Executive at any time subsequent to such Termination for Cause.

9.    REQUIRED PROVISIONS.

      (a) The Bank may terminate Executive's employment at any time, but any termination by the Bank, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

      (b) If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under
Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may, in its discretion, (i) pay Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

        (c) If Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under
Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all
obligations of the Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

        (d) If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

        (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the Bank): (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

      (f) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

10.   NOTICE.

      (a) Any purported termination by the Bank or by Executive shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

      (b) "Date of Termination" shall mean (A) if Executive's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given).

      (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by the Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

11.   NON-COMPETITION.

      (a) Upon any termination of Executive's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, Executive agrees not to compete with the Bank and/or the Company for a period of one (1) year following such termination in any city, town or county in which the Bank and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Bank and/or the Company, its business and property in the event of Executive's breach of this Subsection 11(a) agree that in the event of any such breach by Executive, the Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Executive represents and admits that in the event of the termination of his employment pursuant to Section 8 hereof, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or the Company from pursuing any other remedies available to the Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

      (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Bank. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Bank. In the event of a breach or threatened breach by the Executive of the provisions of this Section, the Bank will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Bank from pursuing any other remedies available to the Bank for such breach or threatened breach, including the recovery of damages from Executive.

12.   SOURCE OF PAYMENTS.

      All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Company.

13.   EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

      This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Bank or any predecessor of the Bank and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to the Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

14.   NO ATTACHMENT.

      (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

      (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Bank, the Company and their respective successors and assigns.

15.   MODIFICATION AND WAIVER.

      (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

      (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

16.   SEVERABILITY.

      If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.   HEADINGS FOR REFERENCE ONLY.

      The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.   GOVERNING LAW.

      This Agreement shall be governed by the laws of the State of Missouri, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

19.   ARBITRATION.

      Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the Bank, in accordance with the rules of the American Arbitration Bank then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.   PAYMENT OF LEGAL FEES.

      All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Bank, if Executive is successful pursuant to a legal judgment, arbitration or settlement.

21.   INDEMNIFICATION.

      The Bank shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the Bank (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

22.   SUCCESSOR TO THE BANK OR THE COMPANY.

      The Bank and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Bank or the Company, expressly and unconditionally to assume and agree to perform the Bank's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Bank or the Company would be required to perform if no such succession or assignment had taken place.

      IN WITNESS WHEREOF, the Bank and the Company hereto have caused this Agreement to be executed and their seal to be affixed hereunto by a duly authorized officer or director, and Executive has signed this Agreement, all on the 11th day of June, 1996.

ATTEST:                          CITY NATIONAL SAVINGS BANK, FSB

/s/ David L. Jobe                   /s/ Richard E. Caplinger
___________________________      BY:______________________________________
                     [SEAL]

ATTEST:                          CNS BANCORP, INC.

/s/ David L. Jobe                   /s/ Richard E. Caplinger
___________________________      BY:______________________________________
                     [SEAL]

WITNESS:

/s/ David L. Jobe                 /s/ Robert E. Chiles
___________________________      _________________________________________
                                 Robert E. Chiles

                                 EXHIBIT 13

                      1996 Annual Report to Stockholders

==============================================================================

                                      CNS
                                  BANCORP, INC.

                                  A Pillar of
                                   Strength
                                   for the
                                  Community

                              ANNUAL REPORT 1996
==============================================================================

------------------------------------------------------------------------------
TABLE OF CONTENTS
------------------------------------------------------------------------------

Letter to Stockholders                                                 1
Business of the Corporation                                            2
Selected Consolidated Financial Information                            3
Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                   5
Independent Auditor's Report                                           14
Consolidated Financial Statements                                      15
Notes to Consolidated Financial Statements                             20
Stockholder Information                                                40
Corporate Information                                                  41

CNS BANCORP, INC.
------------------------

President's Message
To Our Stockholders:

     On behalf of the Board of Directors and the employees, I am pleased to share with you the results of CNS Bancorp, Inc.'s fiscal year ended December 31, 1996, and our first annual report.

     A look at 1996 shows a year of tremendous growth and a successful conversion from a mutual company to a stock company. This new momentum, built on CNS Bancorp, Inc.'s growing strengths, indeed reflects a solid performance in this first annual report.

     CNS Bancorp, Inc. increased total assets by $12.1 million, with loans receivable increasing by $8.9 million.

     This growth is also emphasized by our net income which doubled in 1996 from $190,297 to $422,786, despite a payment of more than half a million dollars to the Federal Deposit Insurance Corporation (FDIC), which was a one time industry wide special assessment to recapitalize the Savings Association Insurance Fund (SAIF).

     We are pleased City National Savings Bank customers showed such confidence in our conversion to a stock company. This was shown by the substantial reinvestment of deposit accounts into stock purchases, which resulted in a $3 million decrease in deposits.

     The Company has seen shareholders benefit by an increase in stock value with shares trading as high as $17.75 per share or 120% of the book value. Earnings per share of $.28 would have increased to $.48 without the special SAIF assessment. On March 21, 1997 the second dividend will be paid at $.05 per share.

     CNS Bancorp, Inc. will remain firm in our pledge to be a community oriented financial institution providing the best and most affordable services and products to the residents of Jefferson City and our branch communities.

     We appreciate your continued support and taking stock in your future. We look forward to a long and profitable relationship.

     THANK YOU for investing in CNS Bancorp, Inc.

Sincerely,

/s/ Robert E. Chiles

Robert E. Chiles
President

     CNS Bancorp, Inc. (the "Company") is a Delaware corporation organized in January 1996 for the purpose of becoming the holding company for City National Savings Bank, FSB (the "Bank"). CNS Bancorp Inc. and the Bank are collectively referred to as "the Company" in this annual report. The principal business of the Company consists primarily of attracting deposits from the general public and using such deposits to originate mortgage loans secured primarily by one-to four-family residences and to a lesser extent, one-to four-family residential construction, multi-family and commercial real estate loans, consumer loans and commercial loans. These funds have also been used to purchase loans secured by one-to four-family residences and, to a lesser extent, multifamily and nonresidential properties. The Company also purchases mortgage-backed securities, U.S. government and federal agency obligations and other permissible securities.

     The Company is not engaged in any significant business activity other than holding the stock of City National Savings Bank, FSB. Accordingly, the information set forth in the report, including financial statements and related data, applies primarily to the Bank.

     City National Savings Bank, FSB is a federally-chartered, federally-insured financial institution organized in 1921. The Bank is regulated by the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF) of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also a member of the Federal Home Loan Bank ("FHLB") System.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                  At December 31,
                                   -------------------------------------------
                                   1992     1993      1994      1995      1996
                                                  (IN THOUSANDS)

Selected Financial Condition Data:

Total assets                     $94,300  $90,335   $87,966   $85,390  $97,481
Loans receivable, net (1)        $47,979  $40,674   $44,853   $52,611  $60,981
Mortgage-backed securities       $22,172  $24,173   $18,966   $13,926  $12,010
Cash, interest-bearing deposits
 and investments securities      $17,230  $19,922   $18,911   $14,400  $20,136
Deposits                         $85,712  $81,035   $79,493   $75,931  $72,880
Stockholders' equity              $8,329   $9,079    $8,234    $9,180  $24,199

                                             Year Ended December 31,
                                   -------------------------------------------
                                   1992     1993      1994      1995      1996
                                                   (IN THOUSANDS)

Selected Operations Data:

Interest income                   $7,008   $5,787    $5,224    $5,638   $6,551
Interest expense                  $4,570   $3,411    $3,032    $3,617   $3,753
                                  ------   ------    ------    ------   ------
Net interest income               $2,438   $2,376    $2,192    $2,021   $2,798
Provision for loan losses            $26      $24        $7      $124      $64
                                  ------   ------    ------    ------   ------
Net interest income after
 provision for loan losses        $2,412   $2,352    $2,185    $1,897   $2,734
Non-interest income                 $616     $421      $274      $162     $389
Non-interest expense              $1,750   $1,751    $1,818    $1,776   $2,494
Income before income tax          ------   ------    ------    ------   ------
 provision and extraordinary
 item                             $1,278   $1,022      $641      $283     $689
Provision for income taxes          $373     $335      $213       $93     $206
                                  ------   ------    ------    ------   ------
Income before cumulative effect
   of accounting change             $905     $687      $428      $190     $423
Cumulative effect of accounting
 change                              --       $63(2)    --        --       --
                                  ------   ------    ------    ------   ------
Net income                          $905     $750      $428      $190     $423
                                  ======   ======    ======    ======   ======
Dividends per share                 n/a      n/a       n/a       n/a     $0.05

---------------------
(1) Does not include loans held for sale.
(2) Reflects adoption of SFAS No. 109, January 1, 1993.

                                             Year Ended December 31,
                                   -------------------------------------------
                                   1992     1993      1994      1995      1996


Selected Financial Ratios
-------------------------
 and Other Data:
 --------------

Performance Ratios:
   Return on assets(1)            0.95%     0.81%      0.48%    0.22%    0.44%
   Return on stockholders'
    equity(2)                    11.45%     8.61%      4.99%    2.14%    2.43%
   Stockholders' equity-
    to-assets ratio(3)            8.32%     9.38%      9.63%   10.23%   18.28%
   Interest rate spread(4)        2.54%     2.48%      2.29%    2.02%    2.19%
   Net interest margin(5)         2.73%     2.69%      2.54%    2.40%    3.02%
   Average interest-bearing
    liabilities                 103.64%   105.53%    107.23%  108.73%  120.30%
   Noninterest expense as a
    percent of average total
    assets                        1.84%     1.89%      2.04%    2.05%    2.62%

Asset Quality Ratios:
   Nonaccrual and 90 days or
    more past due loans as a
    percent of total loans,
    net                           0.53%     0.40%      ---      0.17%    0.51%
   Nonperforming assets as a
    percent of total assets       1.48%     0.98%      0.48%    0.29%    0.32%
   Allowance for loan losses
    as a percent of total
    assets                        0.20%     0.23%      0.22%    0.37%    0.39%
   Allowance for loan losses
    as a percent of
    nonperforming loans          72.73%   127.61%      N/A    362.50%  123.23%
   Net charge-offs to average
    outstanding loans             0.00%     0.00%      0.05%    0.00%    0.00%

Number of full service offices      5         5          5        5        5

----------------------
(1) Net income divided by average total assets.
(2) Net income divided by average stockholders' equity.
(3) Average stockholders' equity divided by average total assets.
(4) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5) Net interest income as a percentage of average interest-earning assets.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

     The Company's results of operations are primarily dependent upon the difference (or "spread") between the average yield earned on loans, mortgage-backed securities and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other thrift institutions, is subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.

     The Company's results of operations are also affected by, among other things, provision for loan losses, loan servicing income, fee income, income from real estate owned, gain on sale of assets, other expenses and income taxes. Other expenses include compensation and benefits, occupancy and equipment, federal deposit insurance premiums and other general expenses.

     The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies as well as by federal regulation of financial institutions. Deposit balances are influenced by a number of factors including interest rates paid on competing personal investments and the level of personal income and savings within the Company's market area. Lending activities are influenced by consumer demand as well as competition from other lending institutions. The primary sources of funds for the Company's lending activities include deposits, loan payments, borrowings and funds provided by operations.

Financial Condition

     December 31, 1995 compared to December 31, 1996. The Company's total assets increased $12.1 million, or 14.16%, to $97.5 million at December 31, 1996 from $85.4 million at December 31, 1995. The increase was primarily attributable to a $8.4 million increase in loans receivable, a $3.5 million increase in investment securities and interest earning deposits. The asset growth was funded by the Company's initial public offering in connection with the Bank's mutual to stock conversion in June of 1996 from which the Company received $14.7 million in cash.

     Net loans receivable increased $8.4 million, or 15.9%, to $61.0 million at December 31, 1996 from $52.6 million at December 31, 1995. Loan growth was primarily the result of increased originations, which were due to an increase in demand in the Company's primary lending market. In addition, the Company increased the purchase of loans secured by properties located in the Company's primary lending market. Purchased loans receivable increased $2.5 million, or 22.5%, to $13.4 million at December 31, 1996 from $10.9 million at December 31, 1995. During 1996, the Company originated and purchased $15.7 million of one-to four-family residential mortgage loans, $7.2 million of other residential and nonresidential loans and $1.2 million of commercial loans.

     Investment securities, cash and interest earning deposits increased $3.8 million, or 13.5%, to $32.1 million at December 31, 1996 from $28.3 million at December 31, 1995. The increase in investment securities and interest earning deposits was primarily the result of the investment of the excess liquidity produced from the sale of stock.

     Deposits decreased $3.0 million, or 4.02%, to $72.9 million at December 31, 1996 from $75.9 million at December 31, 1995. The decrease is primarily due to the stock conversion when $2.9 million of deposits were used to buy stock.

Comparison of Operating Results for the Years Ended December 31, 1995 and 1996

Net Income. The Company's net income increased $233,000, or 122.2%, to $423,000 for the year ended December 31, 1996 from $190,000 for the year ended December 31, 1995. The increase was due to increases in net interest income and non-interest income, partially offset by increases in non-interest expense and the provision for income taxes. The interest rate spread increased to 2.19% for the year ended December 31, 1996 from 2.02% for the year ended December 31, 1995. In 1996, the Company paid $513,000 as part of an industry-wide special assessment to recapitalize the SAIF. Without the special assessment, the Company would have had net income of $768,000.

     Net Interest Income. Net interest income increased $778,000, or 38.5%, to $2.8 million for the year ended December 31, 1996 from $2.0 million for the year ended December 31, 1995. Total interest income increased $914,000, or 16.2%, to $6.5 million from $5.6 million for the year ended December 31, 1995. The increase in total interest income was primarily due to an increase in interest on loans and investment securities which was partially offset by a decrease in interest on mortgage-backed securities. Interest income on loans increased by $853,000, or 23.8%, to $4.4 million for the year ended December 31, 1996 from $3.6 million for the year ended December 31, 1995. Interest income on loans increased as a result of a higher average balance on loans, which increased to $55.7 million in 1996 from $49.1 million in 1995 and an increase in the average yield on loans to 7.96% in 1996 from 7.30% in 1995. The increase in yield on loans is due to increased production in every type of loan at a significantly higher rate of interest than those loans that paid off during the year. Interest income from investment securities increased $195,000, or 43.43%, to $645,000 for the year ended December 31, 1996 from $450,000 for the year ended December 31, 1995. Interest income on investment securities increased due to a higher average balance on investment securities, which increased to $9.8 million in 1996 from $7.7 million in 1995 and a higher average yield on investment securities, which increased to 5.94% in 1996 from 4.98% in 1995. Interest income on mortgage-backed securities decreased $160,000, or 16.62%, to $804,000 for the year ended December 31, 1996 from $964,000 for the year ended December 31, 1995. Interest income on mortgage-backed securities decreased due to a lower average balance on mortgage-backed securities which decreased to $13.2 million in 1996 from $16.5 million in 1995. During 1996, the Company continued to allow mortgage-backed securities to be reduced by principal repayment without reinvesting in mortgage-backed securities. Total interest expense increased $136,000, or 3.77%, to $3.8 million for the year ended December 31, 1996 from $$3.6 million for the year ended December 31, 1995. Interest expense increased due to a higher average cost on deposits which increased to 4.87% for 1996 from 4.67% for 1995 which was partially offset by a decrease in the average deposit balance which decreased to $77.1 million for 1996 from $77.5 million for 1995.

     Provision for Loan Losses. The provision for loan losses was $64,000 for the year ended December 31, 1996 as compared to $124,000 in 1995. The provision for loan losses was significantly larger in 1995 as management's methodology for the determination of provisions for loan losses produced an increase in the allowance for loan losses as a result of the growth of the loan portfolio and the recording of a specific loss reserve of $39,000 for a commercial real estate loan in that year. The allowance for loan losses increased to $382,000, or .62% of total loans at December 31, 1996 compared to $319,000, or .60% of total loans at December 31, 1995.

     Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other factors, the estimated fair value of the underlying collateral.

     Noninterest Income. Noninterest income increased $225,000, or 138.0%, to $388,000 for the year ended December 31, 1996 from $163,000 for the year ended December 31, 1995. Noninterest income increased primarily due to the increase in income from real estate owned, the gain on sale of assets and other income, which was partially offset by a decrease in loan servicing fees. Income from real estate owned increased $118,000 as a result of the sale of all remaining income producing real estate owned during 1996. The Company continues to hold a hotel property that it acquired in 1989 as real estate held for investment. The annual cost of holding the hotel, which is carried at a book value of zero, is approximately $12,500. The hotel is offered for sale and there are currently negotiations underway to dispose of the property, although there can be no assurances that an agreement will be reached. The Company had a $34,000 net gain on sale of assets in 1996 compared to a $54,000 net loss on sale of assets in 1995. The net gain in 1996 is primarily the result of the acquisition by a third party of the Company's data processor, in which the Company held a cooperative interest.

     Noninterest Expense. Noninterest expense increased $719,000, or 40.46%, to $2.5 million in the year ended December 31, 1996 from $1.8 million for the year ended December 31, 1995. The increase in noninterest expense in 1996 is primarily due to increases in compensation and benefits, deposit insurance premiums and other noninterest expenses. Compensation and benefits increased $167,000, or 18.65%, to $1.1 million for the year ended December 31, 1996 from $898,000 for the year ended December 31, 1995. The increase in compensation and benefits is primarily due to a $38,000 increase in directors fees, a $93,000 increase in ESOP compensation expense and a

$22,000 increase in retirement expense in 1996. Deposit insurance increased $497,000, or 276.1%, to $677,000 in 1996 from $180,000 in 1995. The increase in deposit insurance was due to a $513,000 special assessment to recapitalize the SAIF in the third quarter of 1996. Other noninterest expenses increased $49,000, or 10.6%, to $510,000 in 1996 from $462,000 in 1995. The increase in other noninterest expense was due primarily to a $13,000 increase in data processing costs, a $8,000 increase in OTS assessments and a $24,000 increase in legal fees, accounting fees and other expenses related to the operation as a public company.

     Provision for Income Taxes.   The provision for income taxes increased
$113,000 in 1996 to $206,000 for the year ended December 31, 1996 from $93,000 for the year ended December 31, 1995 as a result of higher taxable income which increased $344,000, or 121.6%, to $628,000 in 1996 from $284,000 in
1995.

Comparison of Operating Results for the Years Ended December 31, 1994 and 1995

     Net Income. Net income decreased $238,000, or 55.6%, to $190,000 for the year ended December 31, 1995 from $428,000 for the year ended December 31, 1994. Operating results were primarily influenced by the decline in long-term interest rates, which resulted in a decrease in the Company's interest rate spread to 2.02% for the year ended December 31, 1995 from 2.29% for the year ended December 31, 1994. An increase in the provision for loan losses of $117,000 and an increase in the net loss on sale of securities of $97,000 also contributed to the decrease in net income.

     Net Interest Income. Net interest income decreased $172,000, or 7.8%, to $2.0 million for the year ended December 31, 1995 from $2.2 million for the year ended December 31, 1994 as the increase in total interest expense exceeded the increase in total interest income. Total interest income increased $413,000 to $5.6 million for 1995 from $5.2 million for 1994. The increase in total interest income was primarily due to an increase in interest on loans and mutual funds, which was partially offset by a decrease in interest on mortgage-backed and investment securities. Interest income on loans increased $546,000 to $3.6 million in 1995 from $3.0 million in 1994 as a result of a higher average balance of loans, which increased to $49.1 million in 1995 from $41.9 million in 1994. The average balance of loans increased in 1995 due to loan purchases of $4.2 million during the year and because a large portion of loan originations in 1995 were ARM loans that were retained in the Savings Bank's loan portfolio. Interest income on mutual funds increased $109,000 between the periods as a result of an increase in the average yield and because the mutual funds, which were purchased in 1994, were held for the full year in 1995. Interest income on mortgage-backed securities decreased $134,000 to $964,000 in 1995 from $1.1 million in 1994. Though the average yield on mortgage-backed securities increased to 5.84% from 4.89% as a result of variable-rate securities paying higher rates as interest rates for these products increased, this was offset by a decline in the average balance of mortgage-backed securities to $16.5 million from $22.4 million as mortgage-backed securities were repaid and sold and the proceeds were invested in higher yielding loans. During 1995, the Company implemented a strategy to improve its interest rate spread and increase net interest income by investing the proceeds from the sale and maturity of mortgage-backed and investment securities in higher yielding mortgage loans. Interest income on investment securities decreased $126,000 between the periods as a result of the decline in the average balance to $7.7 million in 1995 from $11.2 million in 1994, which was partially offset by an increase in the average yield to 4.98 % in 1995 from 4.53% in 1994. Prior to 1995, the Company had maintained a laddered portfolio of investment securities with maturities extending to three years. As securities matured in 1995, the Company reinvested the proceeds in higher yielding loans. As a result of shortening the maturity ladder to two years, the average yield declined. Total interest expense increased $585,000, or 19.5%, to $3.6 million for the year ended December 31, 1995 from $3.0 million for the year ended December 31, 1994. The increase in interest expense was the result of an increase in interest paid on deposits. Interest paid on certificates of deposit increased $655,000 between the periods as average cost increased to 5.14% from 4.11% due to an increase in market rates of interest and to a slight lengthening of maturities. The increase in interest paid on certificates was partially offset by the decrease in interest paid on passbook and money market deposit accounts ("MMDAs"). Interest paid on passbook and MMDAs decreased by $66,000 between the periods due to a decrease in the average balances of such accounts, which was partially offset by a increase in rates paid on MMDAs.

       Provision for Loan Losses. The provision for loan losses increased to $124,000 for the year ended December 31, 1995 from $7,000 for the year ended December 31, 1994. The provision for loan losses was significantly larger for 1995 as management's methodology for the determination of provisions for loan losses produced an increase in the allowance for loan losses as a result of the growth of the loan portfolio, which increased to $52.6 million at December 31, 1995 from $44.9 million at December 31, 1994, and the increase in the amount of multi-family and commercial real estate loans in the portfolio, which are generally considered to involve more risk than one- to four-family mortgage loans. Multi-family and commercial real estate loans are generally viewed as exposing the lender to greater credit risk than one-to four-family residential loans because repayment of multi-family and commercial real estate loans is dependent, in large part, on sufficient income from the property to cover operating expense and debt service. The amount of multi-family and commercial loans increased as the Company increased its emphasis on this type of lending in order to improve its interest-rate spread through the higher yields received on such loans. In addition, the Company recorded a specific reserve of $39,000 for a commercial real estate loan that was classified as "doubtful."

     Noninterest Income. Noninterest income decreased $111,000, or 40.5%, to $163,000 for the year ended December 31, 1995 from $274,000 for the year ended December 31, 1994. Noninterest income decreased primarily due to the decrease in income from real estate owned held for sale and a loss on the sale of securities, which was partially offset by a gain on the sale of other assets. Income from real estate owned held for sale deceased $46,000 between the periods as a result of the sale of income producing properties in 1994 and 1995 and because of smaller gains on the sale of real estate owned in 1995. The Company incurred a net loss of $114,000 on the sale of securities in 1995 as it sold mortgage-backed securities to fund higher paying loans. Net loss on the sale of securities in 1994 was $17,000. In 1995, the Company recognized a gain of $49,000 in connection with the acquisition by a third party of a data processor in which the Company held a cooperative interest.

     Noninterest Expense. Noninterest expense decreased $43,000, or 2.4%, between the year ended December 31, 1994 and the year ended December 31, 1995. Expenses for the insurance and surety bond premiums decreased $20,000 and expenses for supervisory examinations deceased $15,000 between the periods as a result of the change from a state to a federal mutual charter. All other categories of expenses were comparable between 1994 and 1995.

      Provision for Income Taxes.   The provision for income taxes decreased
to $93,000 for the year ended December 31, 1995 from $213,000 for the year ended December 31, 1994 as a result of lower taxable income.

Average Balances, Interest and Average Yields/Cost
      The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

                                                         Year Ended December 31,
                         ----------------------------------------------------------------------------------
                                    1994                       1995                        1996
                         --------------------------  --------------------------  --------------------------
                                            Average                     Average                     Average
                         Average            Yield/   Average            Yield/   Average            Yield/
                         Balance  Interest  Cost     Balance  Interest  Cost     Balance  Interest  Cost
                         -------  --------  -------  -------  --------  -------  -------  --------  -------
                                                                 (Dollars in Thousands)
Interest-earning assets:
 Loans receivable,
  net (1). . . . . . .   $41,877  $3,037     7.25%   $49,054  $3,583    7.30%    $55,728  $4,436    7.96%
 Mortgage-backed
  securities
  available
  for sale(2). .          22,444   1,098     4.89     16,515     964    5.84      13,235     804    6.07
 Investment securities
  held to maturity . .    11,239     509     4.53         --      --      --          --      --      --
 Investment securities
  available for sale(2)       --      --       --      7,685     383    4.98       9,746     579    5.94
 Mutual funds . . . . .    7,000     418     5.97      8,000     527    6.59       7,831     466    5.95
 FHLB stock . . . . . .      921      77     8.36        922      67    7.24         939      66    7.03
 Interest-bearing
  deposits. . . . . . .    2,701      85     3.15      2,069     113    5.46       5,306     200    3.77
                         -------  ------             -------  ------             -------  ------
  Total interest-earning
   assets . . . . . . .   86,182   5,224     6.06     84,245   5,637    6.69      92,785   6,551    7.06
                         -------  ------             -------  ------             -------  ------
Noninterest-earning
 assets . . . . . . . .    2,916                       2,443                       2,461
                         -------                     -------                     -------
  Total average assets.  $89,098                     $86,688                     $95,246
                         =======                     =======                     =======
Interest-bearing
 liabilities:
 Regular savings
  accounts. . . . . . .  $ 8,934     245     2.74    $ 7,626     211    2.77     $ 9,659     242    2.51
 MMDAs. . . . . . . . .    7,275     225     3.10      5,034     193    3.83       4,749     181    3.81
 Demand and NOW
  accounts. . . . . . .    3,911      87     2.22      4,047      92    2.27       4,235      93    2.20
 Certificates of
  deposit . . . . . . .   60,062   2,466     4.11     60,776   3,121    5.14      58,483   3,237    5.54
                         -------  ------             -------  ------             -------  ------
  Total average
   deposits . . . . . .   80,182   3,023     3.77     77,483   3,617    4.67      77,126   3,753    4.87
                         -------  ------             -------  ------             -------  ------
 FHLB advances. . . . .      188       9     4.79          1      --    6.72           4      --    5.40
                         -------  ------             -------  ------             -------  ------
  Total interest-bearing
   liabilities. . . . .   80,370   3,032     3.77     77,484   3,617    4.67      77,130   3,753    4.87
                                  ------                      ------                      ------
Noninterest-bearing
 liabilities. . . . . .      146                         339                         709
                         -------                     -------                     -------



  Total average
   liabilities. . . . .   80,516                      77,823                      77,839
                         -------                     -------                     -------
Average stockholders'
 equity . . . . . . . .    8,582                       8,865                      17,407
                         -------                     -------                     -------
  Total liabilities and
   stockholders' equity  $89,098                     $86,688                     $95,246
                         =======                     =======                     =======
Net interest income . .           $2,192                      $2,020                      $2,798
                                  ======                      ======                      ======
Interest rate spread. .                      2.29%                      2.02%                       2.19%
Net interest margin . .             2.54%                       2.40%                       3.02%
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities. . . . . .   107.23%                     108.72%                     120.30%
-----------------------
(1)    Average loans receivable includes nonperforming loans.  Interest income does not include interest on loans 90 days or more past due.
(2)    In December 1995, all investment securities were reclassified as available for sale pursuant to a transfer grace period allowed by the Financial Accounting Standards Board.  Yields on average mortgage-backed and investment securities available for sale have been calculated based  upon the historical cost bases of the underlying securities.

                                                     9

Yields Earned and Rates Paid

     The Company's results of operations are determined primarily by net interest income and, to a lesser extent, fee income, other operating income and operating expenses. Net interest income is determined by the interest rate spread between the yields earned on its interest-earning assets and the rate paid on interest-bearing liabilities and by the relative amounts of interest earning assets and interest-bearing liabilities.

     The following table sets forth the weighted average effective interest rate earned by the Company on its loan and investment portfolios, the weighted average effective cost of the Company's deposits and borrowings, the interest rate spread of the Company, and the net yield on weighted average interest-earning assets for the periods and at the dates indicated.


                                    Year Ended December 31,     At December 31
                                   --------------------------
                                   1994      1995        1996        1996
                                   ----      ----        ----        ----

Weighted average yield on:
 Loans receivable. . . . . .       7.25%     7.30%       7.96%       8.03%
 Mortgage-backed securities
  available for sale . . . .       4.89      5.84        6.07        6.16
 Investment securities held
  to maturity. . . . . . . .       4.53       --           --          --
 Investment securities
  available for sale . . . .         --      4.98        5.94        5.89
 Mutual funds. . . . . . . .       5.97      6.59        5.95        5.86
 FHLB stock. . . . . . . . .       8.36      7.27        7.03        7.00
 Interest-bearing deposits .       3.15      5.46        3.77        5.35

 All interest-earning assets       6.06      6.69        7.06        7.29

Weighted average rate paid on:
 Regular savings accounts. .       2.74      2.77        2.51        2.75
 Money market deposit accounts     3.10      3.83        3.81        3.82
 Demand and NOW accounts . .       2.22      2.27        2.20        2.34
 Certificate accounts. . . .       4.11      5.14        5.54        5.54
 FHLB advances . . . . . . .       4.79      6.72        5.40          --

 All interest-bearing
  liabilities. . . . . . . .       3.77      4.67        4.87        4.98

Interest rate spread (spread
 between weighted average rate
 on all interest-earning assets
 and all interest-bearing
 liabilities). . . . . . . .       2.29      2.02        2.19        2.31

Net interest margin (net interest
 income as a percentage of average
 interest-earning assets). .       2.54      2.40        3.02        2.94

Rate/Volume Analysis

         The following table sets forth the effects of changing rates and volumes on the interest income and interest expense. Information is provided with respect: (i) to effects attributable to changes in volume (changes in volume multiplied by prior rate); (ii) to effects attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) to changes in rate/volume (change in rate multiplied by change in volume).

                      Year Ended December 31,       Year Ended December 31,
                      1994 Compared to Year         1995 Compared to Year
                      Ended December 31, 1995       Ended December 31, 1996
                      Increase (Decrease) Due to    Increase (Decrease) Due to
                      --------------------------    --------------------------
                                    Rate/                         Rate/
                      Rate  Volume  Volume  Total   Rate  Volume  Volume Total
                      ----  ------  ------  -----   ----  ------  ------ -----
                                             (In Thousands)
Interest income:
 Loans receivable,
  net . . . . . . .   $21    $520     $4     $545   $322   $487    $44   $853
 Mortgage-backed
  securities
  available for
  sale. . . . . . .   213    (290)   (56)    (133)    39   (191)    (8) (160)
 Investment securities
  available for sale   51    (161)   (16)    (126)    74    102     20   196
 Mutual funds . . .    43      60      6      109    (51)   (11)     1   (61)
 FHLB stock . . . .   (10)     --     --      (10)    (2)     1     --    (1)
 Interest-bearing
  deposits. . . . .    63     (20)   (15)      28    (35)   177    (55)   87
                      ----   ----   ----     ----   ----   ----   ----  ----
Total net change in
 income on interest-
 earning assets . .   381     109    (77)     413    347    565      2   914
                     ----    ----   ----     ----   ----   ----   ----  ----
Interest-bearing
  liabilities:
 Regular savings. .     2     (36)    --      (34)   (20)    56     (5)   31
 MMDAs. . . . . . .    53     (69)   (16)     (32)    (1)   (11)    --   (12)
 Demand and NOW
  accounts. . . . .     2       3     --        5     (3)     4     --     1
 Certificates of
  deposit . . . . .   619      29      7      655    243   (118)    (9)  116
 FHLB advances. . .     4      (9)    (4)      (9)    --     --     --    --
                     ----    ----   ----     ----   ----   ----   ----  ----
Total net change in
 expense on interest-
 bearing liabilities  680     (82)   (13)     585    219    (69)   (14)  136
                     ----    ----   ----     ----   ----   ----   ----  ----
Net change in net
 interest income. . $(299)   $191   $(64)   $(172)  $128   $634    $16  $778
                    =====    ====   ====    =====   ====   ====    ===  ====

Asset and Liability Management

     The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Company has sought to reduce exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. The principal element in achieving this objective is to increase the interest-rate sensitivity of the Company's interest-earning assets by retaining for its portfolio loans with interest rates subject to periodic adjustment to market conditions and selling substantially all of its fixed-rate one- to four-family mortgage loans. In addition, the Company maintains an investment portfolio with adjustable-rate mortgage-backed securities and laddered maturities in shorter-term debt securities. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds. As part of its interest rate risk management strategy, the Company promotes transaction accounts and certificates of deposit with terms up to four years.

     In order to encourage institutions to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. Using data from the Company's quarterly reports to the OTS, the Company receives a report which measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under proposed OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction from total capital for purposes of calculating its risk-based capital. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2.0%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12.0% are exempt. The Company meets these qualifications and therefore is exempt. Assuming this proposed rule was in effect at December 31, 1996 and the Company was not exempt from the rule, the Company's level of interest rate risk would not have caused it to be treated as an institution with greater than "normal" interest rate risk.

     The following table is provided by the OTS and illustrates the change in NPV at December 31, 1996, based on OTS assumptions, that would occur in the event of an immediate change in interest rate, with no effect given to any steps that management might take to counter the effect of that interest rate movement.

                                                       Net Portfolio as % of
                       Net Portfolio Value          Portfolio Value of Assets
                   -------------------------------  -------------------------
Basis Point ("bp")
Change in Rates    $ Amount  $ Change(1)  % Change   NPV Ratio(2)   Change(3)
------------------ --------  -----------  --------   ------------   ---------
                             (Dollars in Thousands)

    +400            $12,858   $(4,487)      (26)%       15.02%      (383) bp
    +300             14,259    (3,086)      (18)        16.30       (254) bp
    +200             15,533    (1,812)      (10)        17.41       (144) bp
    +100             16,581      (765)       (4)        18.27        (58) bp
       0             17,345        --        --         18.85         --
    (100)            17,848       503         3         19.18         33 bp
    (200)            18,212       867         5         19.37         52 bp
    (300)            18,695     1,349         8         19.66         81 bp
    (400)            19,414     2,069        12         20.13        128 bp

------------------
(1) Represents the increase (decrease) of the estimated NPV at the indicated change in interest rates compared to the NPV assuming no change in interest rates.
(2) Calculated as the estimated NPV divided by the portfolio value of total assets ("PV").
(3) Calculated as the increase (decrease) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

Liquidity and Capital Resources

     The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on and the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1996, cash and due from depository institutions totalled $4.6 million, or 4.7% of total assets, and mutual funds and investment securities classified as available for sale that matured in one year or less totalled $12.2 million, or 12.5% of total assets. In addition, the Company maintains a credit facility with the FHLB which provides for immediately available advances.

     Federal regulations require a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Company consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management. At December 31, 1996 the liquidity ratio was 17.1%.

     The Company uses its liquid resources principally to meet on-going commitments, to fund maturing certificates of deposits and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1996 the Company had outstanding commitments to extend credit which totaled $2.5 million. Management anticipates that it will have sufficient funds available to meet its current loan origination commitments.

    The primary investing activity of the Company is the origination and purchase of mortgage loans. During years ended December 31, 1994, 1995 and 1996, the Company originated loans in the amounts of $14.3 million, $13.4 million, and $18.7 million, and purchased loans in the amounts of $3.3 million, $4.2 million and $5.6 million, respectively.

     At December 31, 1996 the Company had stockholders' equity of $24.2 million, or 24.8% of total assets which was sufficient to meet all regulatory capital requirements.

Effect of Inflation and Changing Prices

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of New Accounting Pronouncements and Regulatory Policies

     SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to clarify that a debt security may not be classified as held-to-maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment. The Company does not anticipate that implementation of SFAS No. 125 will have a material impact on its financial condition or results of operations.

WILLIAMS                                 107 Adams - Jefferson City, MO  65101
KEEPERS LLP                              - 573/635-6196- 573/635-8394 fax
------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
JEFFERSON CITY
COLUMBIA
MEXICO

                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
CNS Bancorp, Inc.
and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of CNS Bancorp, Inc. and subsidiaries (Company) as of December 31, 1995 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of CNS Bancorp, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 1, the Company changed its method of accounting for investments and mortgage-backed securities in 1994, for impaired loans in 1995, and for mortgage servicing rights in 1996.

Williams Keepers LLP

February 7, 1997

                     CNS BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       December 31, 1995 and 1996

                   ASSETS                         1995          1996
                                                  ----          ----
Cash and due from depository institutions
 (including interest-bearing accounts
 totaling $2,796,790 in 1995 and $4,204,131
 in 1996)                                    $ 2,855,944    $ 4,572,026
Securities available-for-sale (Note 2)        25,470,739     27,574,516
Stock in Federal Home Loan Bank (Note 2)         939,300        939,300
Loans held-for-sale, net (Note 3)                466,131        570,986
Loans receivable, net (Note 3)                52,611,378     60,980,826
Accrued interest receivable (Note 4)             486,060        619,454
Real estate owned, net (Note 5)                  161,987              -
Premises and equipment, net (Note 6)           1,759,437      1,657,421
Income taxes receivable (Note 7)                 486,472        486,321
Other assets                                     152,989         80,341
                                             -----------    -----------
           Total assets                      $85,390,437    $97,481,191
                                             ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (Note 9)                            $75,930,917    $72,880,431
Advances from borrowers for taxes
 and insurance                                    63,041         57,299
Accrued expenses and other liabilities           216,608        344,183
                                             -----------    -----------
               Total liabilities              76,210,566     73,281,913
                                             -----------    -----------
Stockholders' equity
Common stock, $.01 par value:
 Authorized, 6,000,000 shares;
 1,653,125 shares issued                               -         16,531
Additional paid-in capital                             -     16,003,502
Retained earnings, substantially
 restricted (Notes 11, 12)                     9,697,118     10,044,280
Deferred compensation - Employee Stock
 Ownership Plan (ESOP) (Note 13)                       -     (1,249,411)
Stock held in trust for Executive Deferred
 Compensation Plan (Note 14)                           -       (127,428)
Unrealized loss on securities available-
 for-sale, net of deferred taxes (Note 2)       (517,247)      (488,196)
                                             -----------    -----------
               Total equity                    9,179,871     24,199,278
                                             -----------    -----------

                Total liabilities and
                 stockholders' equity        $85,390,437    $97,481,191
                                             ===========    ===========

            The notes to consolidated financial statements are an integral part of these statements.

                      CNS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
               Years Ended December 31,  1994, 1995 and 1996

INTEREST INCOME                               1994         1995         1996
                                              ----         ----         ----
 Mortgage loans                            $2,971,807   $3,495,637  $4,316,254
 Consumer and other loans                      64,901       88,003     120,164
 Investment securities                        586,434      449,461     644,656
 Mortgage-backed securities                 1,098,196      964,295     804,073
 Other interest-earning assets                502,483      640,105     666,226
                                           ----------   ----------  ----------
           Total interest income            5,223,821    5,637,501   6,551,373

INTEREST EXPENSE
 Deposits                                   3,023,153    3,616,877   3,752,985
 Borrowed funds (Note 10)                       8,460           92         222
                                           ----------   ----------  ----------
            Total interest expense          3,031,613    3,616,969   3,753,207
                                           ----------   ----------  ----------
            Net interest income             2,192,208    2,020,532   2,798,166
                                           ----------   ----------  ----------
PROVISION FOR LOAN LOSSES (Note 3)              6,746      123,719      63,668
                                           ----------   ----------  ----------
            Net interest income after
             provision for loan losses      2,185,462    1,896,813   2,734,498
                                           ----------   ----------  ----------
NON-INTEREST INCOME
 Loan servicing fees                           60,620       56,257      51,980
 Income from real estate owned (Note 5)       117,549       71,807     189,960
 Net gain (loss) on sale of assets (Note 15)    2,242      (53,632)     34,451
 Other (Note 16)                               93,403       88,270     112,014
                                           ----------   ----------  ----------
            Total non-interest income         273,814      162,702     388,405
                                           ----------   ----------  ----------
NON-INTEREST EXPENSE
 Compensation and benefits                    915,461      897,840   1,065,289
 Occupancy and equipment                      231,696      236,525     241,374
 Deposit insurance premiums (Note 17)         185,717      179,920     677,395
Other (Note 16)                               485,690      461,633     510,416
                                           ----------   ----------  ----------
            Total non-interest expense      1,818,564    1,775,918   2,494,474
                                           ----------   ----------  ----------
            Income before income taxes        640,712      283,597     628,429

PROVISION FOR INCOME TAXES (Note 7)           212,717       93,300     205,643
                                           ----------   ----------  ----------
            Net income                     $  427,995   $  190,297  $  422,786
                                           ==========   ==========  ==========

            The notes to consolidated financial statements are an integral part of these statements.

                                    CNS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                Years Ended December 31, 1994, 1995, and 1996

                                                                  Stock Held In
                                                                    Trust For     Unrealized
                                                                    Executive     Loss on
           Common Stock     Additional                Deferred      Deferred      Securities
                             Paid-in     Retained   Compensation  Compensation    Available-for-
           Shares   Amount   Capital     Earnings      ESOP           Plan        Sale, Net       Total
           -----   ------   ----------   --------   ------------  -------------   -------------   -----

Balance,
 December
 31, 1993     -   $    -   $        -   $ 9,078,826  $        -   $         -     $         -  $9,078,826
Net income    -        -            -       427,995           -             -               -     427,995
Net change in
 unrealized
 loss on
 securities
 available-
 for-sale,
 net of
 deferred
 taxes        -        -            -             -             -             -    (1,273,248) (1,273,248)
     ----------   ------   ----------   -----------   -----------   -----------  ------------  ----------

Balance,
 December
 31, 1994     -        -            -     9,506,821             -             -    (1,273,248)  8,233,573
Net income    -        -            -       190,297             -             -            -      190,297
Net change
 in
 unrealized
 loss on
 securities
 available-
 for-sale,
 net of
 deferred
 taxes        -        -            -             -             -             -      756,001      756,001
     ----------   ------   ----------   -----------   -----------   ----------- ------------  -----------
Balance,
 December
 31, 1995     -        -       16,531     9,697,118             -             -     (517,247)   9,196,402
Net
 proceeds
 from
 common
 stock
 issued in
 stock
 conversion
      1,653,125   16,531   15,983,295             -    (1,322,500)            -            -   14,677,326

Compensation
 expense
 recognized
 for ESOP     -        -       20,207             -        73,089             -            -       93,296
Value of
 Company
 stock
 acquired
 for
 executive
 deferred
 compensation
 plan         -        -            -             -             -      (127,428)           -     (127,428)
Dividends     -        -            -       (75,624)            -             -            -      (75,624)
Net income    -        -            -       422,786             -             -            -      422,786
Net change
 in
 unrealized
 loss on
 securities
 available-
 for-sale,
 net of
 deferred
 taxes        -        -            -             -             -             -        29,051      29,051
     ----------  -------   ----------   -----------   -----------   -----------  ------------ -----------
Balance,
 December
 31, 1996
      1,653,125  $16,531  $16,020,033  $10,044,280   $(1,249,411)  $  (127,428) $   (488,196) $24,215,809
      =========  =======  ===========  ===========   ===========   ===========  ============  ===========

          The notes to consolidated financial statements are an integral part of these statements.

                                                       17

                        CNS BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 1994, 1995, and 1996

CASH FLOWS FROM OPERATING ACTIVITIES           1994         1995       1996
                                               ----         ----       ----
 Net income                               $  427,995   $  190,297  $  422,786
 Adjustments to reconcile net income to
  net cash flows provided by operating
  activities:
   Federal Home Loan Bank stock dividends          -      (18,500)          -
   Compensation expense - ESOP                     -            -      93,296
   Amortization of premiums on
    securities available-for-sale             93,796       47,488      15,060
   Proceeds from the sale of loans
    held-for-sale                          3,185,571    1,679,504   4,081,012
   Origination of loans held-for-sale     (2,553,982)  (1,541,642) (5,295,676)
   Depreciation                              154,028      147,541     133,872
   Provision for losses on loans and
    real estate owned                         11,026      123,719      63,668
   Loss on sale of securities available-
    for-sale                                  16,708      113,845      45,617
   Gain on sale of real estate owned         (97,763)     (83,560)   (200,716)
   Gain on sales of loans held-for-sale      (18,950)     (10,983)    (41,752)
   Adjustments for (increases) decreases
    in operating assets and increases
    (decreases) in operating liabilities:
      Other assets                           (30,577)     (40,581)    (60,746)
      Accrued expenses and other
       liabilities                            13,947       35,837      84,397
      Income taxes receivable                (17,139)      (5,987)     70,847
                                          ----------   ----------   ---------
         Net cash provided (used) by
          operating activities             1,184,660      636,978    (588,335)
                                          ----------   ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Loan (origination) and principal
  payments on loans receivable, net         (785,045)  (3,682,555) (1,690,300)
 Purchases of:
   Loans receivable                       (3,400,000)  (4,200,000) (5,591,255)
   Securities available-for-sale          (8,000,000)           - (14,889,757)
   Securities held-to-maturity            (2,747,984)  (1,225,000)          -
 Proceeds from maturity of:
   Securities available-for-sale           3,783,007    1,664,513   9,027,877
   Securities held-to-maturity             3,800,000    7,375,000           -
   Proceeds from sales of securities
    available-for-sale                             -    4,262,354   3,655,781
   Proceeds from sales of real estate
    owned                                    359,731      318,121     358,421
   Cash outflows for premises and
    equipment                                (44,761)     (32,622)    (27,574)
                                          ----------   ----------   ---------
         Net cash provided (used) by
          investing activities            (7,035,052)   4,479,811  (9,156,807)
                                          ----------   ----------   ---------


            The notes to consolidated financial statements are an integral part of these statements.

                         CNS BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 1994, 1995, and 1996

CASH FLOWS FROM FINANCING ACTIVITIES           1994       1995       1996
                                               ----       ----       ----
Net (decrease) in deposits                (1,541,967)  (3,561,888) (3,050,486)
Net increase (decrease) in advance
 payments by borrowers                         4,379        4,447      (5,742)
Net proceeds from stock issuance                   -            -  14,677,326
Acquisition of Company stock held in
 trust for executive deferred
 compensation plan                                 -            -     (84,250)
Dividends                                          -            -     (75,624)
                                         -----------   ----------  ----------
         Net cash provided (used) by
          financing activities            (1,537,588)  (3,557,441) 11,461,224
                                         -----------   ----------  ----------
         Increase (decrease) in cash
          and cash equivalents            (7,387,980)   1,559,348   1,716,082
Cash and cash equivalents at beginning
 of year                                   8,684,576    1,296,596   2,855,944
                                         -----------   ----------  ----------
Cash and cash equivalents at end of year $ 1,296,596   $2,855,944 $ 4,572,026
                                         ===========   ========== ===========
Cash paid for:
  Interest                               $ 3,006,766   $3,595,388 $ 3,784,173
  Income taxes                           $   229,856   $   99,335 $   131,988
Non-cash transactions:
  Transfers from loans receivable to
   real estate owned held-for-sale       $   116,566   $        - $         -
  Transfer from investment securities
   held-to-maturity to investment
   securities available-for-sale         $         -   $4,002,833 $         -
  Exchange of common stock for loan
   receivable from ESOP                  $         -   $        - $ 1,322,500


            The notes to consolidated financial statements are an integral part of these statements.

                         CNS BANCORP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: CNS Bancorp, Inc. (Company) is a Delaware corporation incorporated on January 16, 1996, for the purpose of becoming the holding company of City National Savings Bank, FSB (Bank).The Bank was formerly known as City National Savings and Loan Association prior to its March 1, 1995 conversion from a state to a federal charter. On June 16, 1996 the Bank converted from a mutual to a stock form of ownership and the Company completed its initial public offering with one-half of the net proceeds used to acquire all of the issued and outstanding capital stock of the Bank.

The Bank provides a variety of financial services to individuals and corporate customers through its headquarters office in Jefferson City, Missouri, and its four branches in Jefferson City, California, Tipton and Waynesville,
Missouri. The Bank's primary deposit products are interest-bearing checking and savings accounts and certificates of deposit. Its primary lending products are one-to four-family residential loans.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Bank's wholly-owned subsidiary is Parity Insurance Agency, Inc. and its wholly-owned subsidiary, City National Real Estate, Inc. The Bank's subsidiaries have been relatively inactive in recent years, but are authorized to sell insurance products as well as develop and sell real estate.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate owned held-for-sale. In connection with the determination of the allowances for losses on loans and real estate owned held-for-sale, management obtains independent appraisals for significant properties.

A majority of the Bank's loan portfolio consists of one-to four-family residential loans in the Central Missouri area. The Central Missouri economy is primarily dependent upon state government and, to a lesser extent, upon light manufacturing and agriculture. Accordingly, the ultimate collectibility of a substantial portion of the Bank's portfolio is susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed real estate, future changes to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to make changes to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, the likelihood of a material change in the allowances for losses on loans and real estate owned held-for-sale is more than remote.

Regulation: The Bank is subject to examination and regulation by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation
(FDIC).

Cash and Cash Equivalents: Cash and cash equivalents are composed of cash, Federal Home Loan Bank (FHLB) daily time deposits, certificates of deposit and due from depository institutions. The Bank considers all highly liquid debt instruments with original maturities when purchased of three months or less to be cash equivalents.

Investment Securities: On January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classified all mortgage-backed securities as securities available-for-sale. Such adoption resulted in a net decrease to equity as of January 1, 1994 of approximately $58,000. Investments in debt and equity securities are classified as follows:

- Trading Securities. Government bonds held principally for resale in the near term and mortgage-backed securities held-for-sale in the near term in conjunction with the Company's mortgage banking activities are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income. There were no trading securities held at December 31, 1995 or 1996.

- Securities held-to-maturity. Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity. There were no held-to-maturity securities at December 31, 1995 or 1996.

- Securities available-for-sale. Securities available-for-sale consist of mutual funds, bonds, notes, debentures, and mortgage-backed securities not classified as trading securities or as securities to be held-to-maturity. Unrealized gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of equity until realized.

Any declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Loans Held-for-Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Gains and losses on the sales of these loans are included as non-interest income.

Loans Receivable: Loans receivable that management has the intent and ability to hold until maturity or pay-off are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Discounts and premiums on purchased loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Commitment fees and costs relating to commitments, the likelihood of exercise of which is remote, are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and outstanding. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific allowances, is based, among other factors, on the Bank's past loan loss and collection experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

On January 1, 1995 the Bank adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (an amendment of SFAS No. 114). The adoption of these statements did not have a material effect on the Bank's financial condition or operating results for 1995. These pronouncements consider a loan to be impaired when it is probable a creditor will be unable to collect all amounts due-both principal and interest-according to the contractual terms of the loan agreement. Such pronouncements also require that impaired loans be measured based on the present value of expected future cash flows or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the value computed is less than the recorded value of the loan, a valuation allowance is recorded for the difference. The entire change in valuation allowance is reported as a component of the provision for loan losses expense.

Management applies its normal loan review procedures in determining when a loan is impaired. Management considers impaired loans to be all loans classified as substandard, doubtful, or loss except for smaller balance homogeneous loans (primarily consumer installment loans) which are collectively evaluated for impairment. Impaired loans are charged off when deemed to be uncollectible by management.

Management has elected to continue to use its existing nonaccrual methods for recognizing interest income on impaired loans.

Real Estate Owned: Real estate properties acquired through, or in lieu of, loan foreclosure and held-for-sale are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Increases or decreases in the valuation allowance are charged or credited to income from real estate owned.

Foreclosed assets held for the production of income are carried at cost, less accumulated depreciation, computed principally by the straight-line method over the estimated useful lives of the depreciable assets.

Real estate properties acquired for investment are carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or net realizable value. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. The portion of interest costs relating to the development of real estate is capitalized.

Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

Premises and Equipment: Land is carried at cost. Buildings and furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets.

Loan Servicing: Effective January 1, 1996 the Company adopted SFAS No. 122, Accounting for Mortgage Servicing Rights (an amendment of SFAS No. 65). The adoption of this statement did not have a material effect on the Company's financial condition or operating results for 1996. This pronouncement requires that rights to service mortgage loans for others be recognized as separate assets, with such rights evaluated for impairment based on the fair value of such rights.

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans: loan type, interest rate, and term. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Income Taxes: Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized and settled. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Employee Stock Ownership Plan: In conjunction with the Bank's conversion, the Company formed an ESOP for the benefit of eligible employees. Common stock of the Company acquired for the ESOP is recorded as deferred compensation, which is a reduction to stockholders' equity. ESOP shares are considered uncommitted until such time the shares are released (committed) to the ESOP trustee for distribution to the plans' participants. As the committed shares are released, compensation expense is recognized for the then fair value of the stock and deferred compensation for the committed shares is reduced by the amount of the shares' acquisition cost. Any difference between the acquisition cost and the then fair value is credited or charged to additional paid-in capital. Dividends paid on uncommitted ESOP shares are recognized as compensation expense and dividends paid on allocated shares are recognized as a reduction of retained earnings.

Earnings per share: Because the Company's common stock was only outstanding approximately seven months during the year ended December 31, 1996, management believes that presentation of earnings per share information for 1996 would not be meaningful.

Advertising: The Company expenses the production costs of advertising as incurred.

2.   INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at December 31 are as follows:

       1995                            Gross         Gross
                        Amortized    Unrealized    Unrealized      Fair
                          Cost         Gains         Losses        Value
                        ---------    ----------    ----------      -----
Available-for-Sale
Mutual funds, which
 invest in adjustable
 rate mortgage-backed
 securities of U.S.
 government agencies
 and short-term
 government debt
 securities           $ 8,000,000    $     -      $441,573    $ 7,558,427

U.S. government and
 federal agency         4,002,833     11,020        27,741      3,986,112

Mortgage-backed
 securities of U.S.
 government agencies   14,239,921     18,105       331,826     13,926,200
                      -----------    -------      --------    -----------
                      $26,242,754    $29,125      $801,140    $25,470,739
                      ===========    =======      ========    ===========

       1996                            Gross         Gross
                        Amortized    Unrealized    Unrealized      Fair
                          Cost         Gains         Losses        Value
                        ---------    ----------    ----------      -----
Available-for-Sale
Mutual funds, which
 invest in adjustable
 rate mortgage-backed
 securities of U.S.
 government agencies
 and short-term
 government debt
 securities           $ 5,990,000    $     -      $537,940    $ 5,452,060

U.S. government and
 federal agency        10,086,647     33,389         7,944     10,112,092

Mortgage-backed
 securities of
 U.S. government
 agencies              12,311,529     15,389       316,554     12,010,364
                      -----------    -------      --------    -----------
                      $28,388,176    $48,778      $862,438    $27,574,516
                      ===========    =======      ========    ===========

On December 31, 1995, pursuant to a transfer grace period allowed by the Financial Accounting Standards Board, the Bank transferred securities held-to-maturity with a book value of $4,002,833 to the securities available-for-sale classification. Such transfer resulted in an increase of $16,721 in the unrealized loss on securities available-for-sale reported as a separate component of equity.

Gross realized and unrealized gains and losses on sales of securities available-for-sale for the year ended and as of December 31 were as follows:


                                 1994            1995         1996
                                 ----            ----         ----
Gross realized gains         $         -      $  14,950     $     303
Gross realized losses            (16,708)      (128,795)      (45,920)
                             -----------      ---------     ---------
    Net loss on sale of
     securities (Note 15)    $   (16,708)     $(113,845)    $ (45,617)
                             ===========      =========     =========

Gross unrealized gains       $     1,381      $  29,125     $  48,778
Gross unrealized losses       (1,901,751)      (801,140)     (862,438)
                             -----------      ---------     ---------
    Net unrealized losses     (1,900,370)      (772,015)     (813,660)
Deferred tax asset (Note 7)      627,122        254,768       325,464
                             -----------      ---------     ---------
    Unrealized loss on
     securities available-
     for-sale, net of
     deferred taxes          $(1,273,248)     $(517,247)    $(488,196)
                             ===========      =========     =========

The amortized cost and fair value of securities available-for-sale at December 31, 1996, by contractual maturity are shown below. Expected maturities will differ from contractual maturities as securities may have the right to call or prepay with or without call or prepayment penalties.

Amounts maturing in:                   Amortized Cost      Fair Value
                                       --------------      ----------
One year or less                       $ 6,707,090        $ 6,722,379
After one through five years             3,379,557          3,389,713
                                       -----------        -----------
                                        10,086,647         10,112,092
Mortgage-backed securities              12,311,529         12,010,364
Mutual funds                             5,990,000          5,452,060
                                       -----------        -----------
                                       $28,388,176        $27,574,516
                                       ===========        ===========

The investment in FHLB stock of $939,300 at December 31, 1995 and 1996 is recorded at cost and is considered a restricted asset.

The Bank has pledged certain mortgage-backed securities to secure advances from the FHLB. The Bank had no advances outstanding from the FHLB at both December 31, 1995 and 1996. At December 31, 1995 and 1996, these pledged assets had a carrying value of $2,255,188 and $2,039,311, respectively.

3.  LOANS RECEIVABLE

Loans receivable at December 31 are
 summarized as follows:

                                            1995              1996
                                            ----              ----

Mortgage loans (principally
 conventional):
  One-to four-family residences         $43,609,052       $48,318,129
  Other properties                        7,365,320         9,259,133
  Construction loans                      1,719,336         2,685,238
  Land                                      159,000           134,343
                                        -----------       -----------
                                         52,852,708        60,396,843
Less:
  Undisbursed portion of mortgage
   loans                                  1,048,696         1,727,679
  Net deferred loan-origination fees          1,356             9,831
                                        -----------       -----------
Net mortgage loans                       51,802,656        58,659,333
                                        -----------       -----------
Commercial loans                                  -         1,205,687
                                        -----------       -----------
Consumer and other loans:
  Automobile                                 59,863           325,540
  Manufactured home                          16,420                 -
  Share loans                               570,760           485,522
  Other                                     480,460           687,193
                                        -----------       -----------
                                          1,127,503         1,498,255
                                        -----------       -----------
Net loans before allowance for
 loan losses                             52,930,159        61,363,275
Less allowance for loan losses              318,781           382,449
                                        -----------       -----------
Loans receivable, net                   $52,611,378       $60,980,826
                                        ===========       ===========

Loans held-for-sale of $466,131 and $570,986 at December 31, 1995 and 1996, respectively, were net of a valuation allowance of $-0- for both years.

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                1994          1995           1996
                                ----          ----           ----

Beginning balance            $207,629       $195,062       $318,781
Provision charged to income     6,746        123,719         63,668
Charge-offs                   (19,313)             -              -
                             --------       --------       --------
Ending balance               $195,062       $318,781       $382,449
                             ========       ========       ========

Loans to directors and executive officers approximated $551,000 and $462,000 as of December 31, 1995 and 1996, respectively.

The following information relates to impaired loans as of and for the years ended December 31, 1995 and 1996:

                                                        1995     1996
                                                        ----     ----
Recorded investment in impaired loans for which
 a valuation allowance of $10,000 is provided
 for both 1995 and 1996, based upon the measure
 of the loan's fair value of underlying
 collateral                                          $ 20,489   $ 19,766

Recorded investment in impaired loans for which
 there is no need for a valuation allowance,
 based upon the measure of the loan's fair value
 of underlying collateral                             201,169    142,120
                                                     --------   --------
         Total recorded investment in
          impaired loans                             $221,658   $161,886
                                                     ========   ========
Average recorded investment in impaired loans        $226,691   $303,469
                                                     ========   ========

Interest income recognized for cash payments received on impaired loans during 1995 and 1996 totaled $20,324 and $14,879, respectively.

4.  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31 is summarized as follows:

                                                        1995     1996
                                                        ----     ----
Investment securities                                $ 97,480   $190,041
Mortgage-backed securities                            102,318     89,798
Loans receivable and loans held-for-sale              286,262    339,615
                                                     --------   --------
                                                     $486,060   $619,454
                                                     ========   ========

5.  REAL ESTATE OWNED

Real estate owned consisted of the following at December 31:

                                                        1995     1996
                                                        ----     ----
Foreclosed real estate, including both held-for-
 sale and held for the production of income        $  379,101  $        -
Allowance for losses                                  (18,015)          -
Accumulated depreciation                             (199,099)          -
                                                   ----------  ----------
Foreclosed real estate, net                        $  161,987  $        -
                                                   ==========  ==========
Real estate acquired for investment                $1,250,000  $1,250,000
Allowance for losses                               (1,250,000) (1,250,000)
                                                   ----------  ----------
Real estate acquired for investment, net           $        -  $        -
                                                   ==========  ==========

Income (loss) from real estate owned for the years ended December 31 is as follows:

                                               1994       1995        1996
                                               ----       ----        ----
Income (loss) from real estate owned, net    $ 24,066   $(11,753)  $(10,756)
(Provision) for losses                         (4,280)         -          -
Net gain on sale of real estate owned          97,763     83,560    200,716
                                             --------   --------   --------
                                             $117,549   $ 71,807   $189,960
                                             ========   ========   ========

Depreciation expense on foreclosed real estate held for the production of income for the years ended December 31, 1994, 1995, and 1996 totaled $31,139, $25,607, and $4,282, respectively.

Activity in the allowance for losses for real estate owned for the years ended December 31 is as follows:
                                               Real Estate
                                Foreclosed     Acquired for
                                Real Estate    Investment      Total
                                -----------    ------------    -----
Balance at December 31, 1993    $ 78,127       $1,250,000    $1,328,127
Provision charged to expense       4,280                -         4,280
Elimination of allowance due
 to sale of real estate owned    (29,085)               -       (29,085)
                                --------       ----------    ----------
Balance at December 31, 1994      53,322        1,250,000     1,303,322
Elimination of allowance due
 to sale of real estate owned    (35,307)               -       (35,307)
                                --------       ----------    ----------
Balance at December 31, 1995      18,015        1,250,000     1,268,015

Elimination of allowance due
 to sale of real estate owned    (18,015)               -       (18,015)
                                --------       ----------    ----------
Balance at December 31, 1996    $      -       $1,250,000    $1,250,000
                                ========       ==========    ==========

6.  PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

                                                1995          1996
                                                ----          ----
Land                                         $  237,356   $  237,356
Buildings                                     2,115,372    2,115,372
Furniture, fixtures and equipment               388,641      414,718
                                             ----------   ----------
                                              2,741,369    2,767,446
Accumulated depreciation                       (981,932)  (1,110,025)
                                             ----------   ----------
                                             $1,759,437   $1,657,421
                                             ==========   ==========

Depreciation expense for the years ended December 31, 1994, 1995, and 1996 totaled $122,889, $121,934, and $129,590, respectively.

7.  INCOME TAXES

The Company and its subsidiaries anticipate filing separate federal income tax and individual state tax returns on a calendar year basis for 1996. Historically, the Bank was allowed a special bad-debt deduction based on a percentage of taxable income (8 percent for 1994 and 1995) or on specified experience formulas. The Bank used the percentage method in 1994 and 1995. The Small Business Job Protection Act of 1996 repealed the percentage of taxable income method of computing bad debt deductions for tax years beginning after December 31, 1995. Effective for 1996, the Bank is required to compute its bad debt deduction based on specified experience formulas.

The Small Business Job Protection Act of 1996 also requires the Bank to bring into taxable income post-1987 tax bad debt reserves. Tax on this income will be payable over a six to seven year period beginning in 1997 and is included in deferred tax liabilities in the accompanying consolidated statements of financial condition.

Generally accepted accounting principles allow an exception to providing a deferred tax liability on bad debt reserves for tax purposes of qualified thrift lenders such as the Bank that arose in fiscal years beginning before December 31, 1987. Such bad debt reserve for the Bank amounted to approximately $2,932,000 with an income tax effect of approximately $997,000 at December 31, 1996. This bad debt reserve would become taxable if the Bank does not maintain certain qualifying assets as defined, if the reserve is charged for other than bad debt losses, or if the Bank does not maintain its thrift charter.

Income taxes receivable (payable) at December 31 are summarized as follows:

                                                1995        1996
                                                ----        ----
Current                                       $ 27,416    $(82,998)
Deferred                                       459,056     569,319
                                              --------    --------
        Income taxes receivable               $486,472    $486,321
                                              ========    ========

The consolidated provision (benefit) for income taxes consisted of the following for the years ended December 31:

                                          1994       1995        1996
                                          ----       ----        ----
Federal:
 Current                                $180,717   $107,300    $218,678
 Deferred                                 11,000    (26,000)    (39,564)
                                        --------   --------    --------
                                         191,717     81,300     179,114
State:
 Current                                  21,000     12,000      26,529
                                        --------   --------    --------
        Provision for income taxes      $212,717   $ 93,300    $205,643
                                        ========   ========    ========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows:

                                          1994       1995      1996
                                          ----       ----      ----
Statutory federal income tax rates        34.0%      34.0%     34.0%
Increase (decrease) resulting from:
  State income taxes                       2.2%       2.8%      4.5%
  Tax-exempt interest                     (1.2)%     (2.6)%    (3.6)%
  Other                                   (1.8)%     (1.3)%    (2.2)%
                                          -----      -----     -----
                                          33.2%      32.9%     32.7%
                                          ====       ====      ====

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset at December 31 relate to the following:

                                                 1995           1996
                                                 ----           ----
Deferred tax assets:
 Allowances for losses on loans               $ 52,992       $ 74,644
 Real estate investment                        425,000        425,000
 Deferred compensation                          21,881         27,493
 Unrealized loss on securities
  available-for-sale (Note 2)                  254,768        325,464
 Other                                               -          7,308
                                              --------       --------
         Total deferred tax assets             754,641        859,909
                                              --------       --------
Deferred tax liabilities:
 FHLB stock dividends                          111,671        111,671
 Cash/accrual differences                       16,070         13,194
 Involuntary conversion                        162,538        157,097
 Mortgage servicing rights                           -          8,628
 Other                                           5,306              -
                                              --------       --------
         Total deferred tax liabilities        295,585        290,590
                                              --------       --------
         Net deferred tax asset               $459,056       $569,319
                                              ========       ========
8.  LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of mortgage loans serviced for others was $21,710,286 and $21,852,453 at December 31, 1995 and 1996, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing were $26,065 and $24,079 at December 31, 1995 and 1996, respectively.

Mortgage servicing rights of $28,421 were capitalized in 1996. Amortization of mortgage servicing rights totaled $3,045 in 1996. The unamortized balance of $25,376 approximated the fair value of such rights at December 31, 1996 and is included in other assets in the accompanying consolidated statement of financial condition.

9.  DEPOSITS

Deposits at December 31 are summarized as follows:

                                                 1995           1996
                                                 ----           ----
Demand deposits                              $   502,276     $   649,140
Savings deposits                              15,929,867      15,073,728
Time deposits                                 59,498,774      57,157,563
                                             -----------     -----------
                                             $75,930,917     $72,880,431
                                             ===========     ===========

The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was approximately $2,468,000 and $2,597,000 at December 31, 1995 and 1996, respectively. The portions of deposits which exceed $100,000 are not federally insured.

At December 31, 1996, scheduled maturities of certificates of deposit are as follows:

                           Year Ending December 31,

Interest Rates:      1997        1998       1999          2000        Total
                     ----        ----       ----          ----        -----
0.0 to 3.99%    $    12,927  $         -  $        -  $        -  $    12,927
4.0 to 4.99%      3,602,559      499,665           -           -    4,102,224
5.0 to 5.99%     32,972,429    7,684,011     978,421   1,284,620   42,919,481
6.0 to 6.99%      4,869,154    2,270,092   2,901,219      10,000   10,050,465
7.0 to 7.99%              -            -      72,466           -       72,466
                -----------  -----------  ----------  ----------  -----------
                $41,457,069  $10,453,768  $3,952,106  $1,294,620  $57,157,563
                ===========  ===========  ==========  ==========  ===========

10.  BORROWED FUNDS

Borrowed funds at December 31 are summarized as follows:

                                                 1995           1996
                                                 ----           ----
Advances from FHLB                             $   -          $   -
                                               =======        =======

Information concerning advances from the FHLB is summarized as follows:

                                                 1995           1996
                                                 ----           ----

Average balance during the year                $1,369         $4,110
Maximum month end balance during the year      $    -         $    -

Interest expense on borrowed funds for the years ended December 31 is summarized as follows:

                                          1994        1995       1996
                                          ----        ----       ----
Advances from the FHLB                   $8,460       $92        $222
                                         ======       ===        ====

The Bank has signed a blanket pledge agreement with the FHLB under which it can draw advances of unspecified amounts from the FHLB. The Bank must hold an unencumbered portfolio of eligible one-to-four family residential mortgages with a book value of not less than 150% of the indebtedness.

11.  REGULATORY CAPITAL

At December 31, 1996 the Bank's total equity amounted to $17,619,476 or 19% of total assets.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tangible, Core, and Risk-based capital (as defined in the regulations) to total average assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework, the Bank must maintain minimum Tangible, Core, and Risk-based capital as set forth in the table. The Bank's actual capital amounts and ratios are also presented in the table.

                                            Regulatory Capital
                                          (dollars in thousands)
                                   Tangible         Core         Risk-based
                                   --------         ----         ----------
Total equity                       $17,619        $17,619          $17,619
Unrealized loss on securities
 available-for-sale eligible
 for capital inclusion                 498            498              498
Excess mortgage servicing rights        (3)            (3)              (3)
Allowance for loan losses, as
 defined                                 -              -              367
                                   -------        -------          -------
Regulatory capital                  18,114         18,114           18,481
Less:  Regulatory capital
 requirement                         1,390          2,779            3,570
                                   -------        -------          -------
       Regulatory capital-excess   $16,724        $15,335          $14,911
                                   =======        =======          =======
Regulatory capital ratio             19.55%         19.55%           41.41%
Less:  Regulatory capital
 requirement                          1.50%          3.00%            8.00%
                                   -------        -------          -------
       Regulatory capital
        ratio-excess                 18.05%         16.55%           33.41%
                                   =======        =======          =======

Management believes, as of December 31, 1996, the Bank meets all capital requirements to which it is subject.

As of December 31, 1996, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. A well-capitalized institution significantly exceeds the required minimum level for each relevant capital measure. There are no conditions or events since that notification that management believes have changed the institution's category.

12.  CONVERSION TO STOCK OWNERSHIP

On December 19, 1995, the Board of Directors of the Bank adopted a plan of conversion pursuant to which the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank with the concurrent formation of the holding company which acquired all of the common stock of the Bank. On June 10, 1996, the Company sold 1,653,125 shares of common stock at $10 per share to eligible purchasers, including depositors of the Bank. Total proceeds from the conversion, after deducting conversion expenses of $531,424, were $15,999,826 and are reflected as common stock and additional paid-in capital in the accompanying consolidated statements of financial condition. The Company utilized $7,999,913 of the net proceeds to acquire all of the common stock of the Bank. The Company was also authorized to issue 1,000,000 shares of $.01 par value preferred stock. At December 31, 1996, no shares of preferred stock had been issued.

As part of the conversion, the Bank established a liquidation account for the benefit of eligible depositors who continue to maintain their deposit accounts in the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account in the proportionate amount of the then-current adjusted balance for deposit accounts held, before distribution may be made with respect to the Bank's capital stock. The Bank may not declare or pay a cash dividend to the Company on, or repurchase any of, its capital stock if the effect thereof would cause the retained earnings of the Bank to be reduced below the amount required for the liquidation account. Except for such restrictions, the existence of the liquidation account does not restrict the use or application of retained earnings.

The Bank's capital exceeds all of the fully phased-in capital requirements imposed by OTS. OTS regulations provide that an institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution and, like the Bank, has not been notified of a need for more than normal supervision could, after prior notice but without approval by the OTS, make capital distributions during the calendar year of up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval.

Unlike the Bank, the Company is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of future dividends may depend upon dividends from the Bank.

On January 24, 1997, the Company received OTS approval to repurchase up to 82,656 shares of its common stock.

13.  BENEFIT PLANS

Pension Plan: The Bank maintains a non-contributory defined benefit pension plan for the benefit of eligible employees. This plan covers all employees who have completed one year of service and have attained the age of 21 years and provides for monthly retirement benefits determined on the basis of the employee's base salary and years of service. The normal retirement age is 65 and the early retirement age is before age 65, but generally after age 55. Benefits under the plan are not subject to offset for social security benefits. Under the plan, benefits vest at the rate of 20% per year beginning with a participant's third year of service. The Bank's funding policy is to make, as a minimum contribution, the equivalent of the minimum required by the Employee Retirement Income Security Act of 1974.

The following table sets forth the plan's funded status at the plan's year end of December 31. Amounts for 1995 have been restated as a result of the discovery of errors in the calculation of projected benefits and asset values. Such errors did not materially affect the Company's consolidated financial condition or operating results for 1994 and 1995 and, accordingly, no adjustments were made to the Company's consolidated financial statements for those years.
                                          (Dollars in thousands)
                                            1995          1996
                                            ----          ----
Actuarial present value of benefit
 obligations:
  Accumulated benefit obligation,
   including vested benefits of $416
   and $447                               $(422)         $(454)
                                          =====          =====
  Projected benefit obligation for
   services rendered to date              $(503)         $(539)
  Plan assets at fair value, primarily
   insurance contracts                      479            489
                                          -----          -----
  Projected benefit obligation in
   excess of plan assets                    (24)           (50)
  Unrecognized net (gain) from past
   experience different from that
   assumed                                 (118)           (99)
  Unrecognized net obligation being
   recognized over 15 years                 129            118
                                          -----          -----
  Accrued pension cost                    $ (13)         $ (31)
                                          =====          =====

Net pension cost included the following components for the years ended December 31 (in thousands):

                                              1994    1995    1996
                                              ----    ----    ----

Service cost - benefits earned
 during the period                            $37     $40     $54
Interest cost on projected benefit
 obligation                                    42      46      35
Actual return on plan assets                  (33)    (34)    (29)

Net amortization and deferral                  11      11       3
                                              ---     ---     ---
Net periodic cost                             $57     $63     $63
                                              ===     ===     ===

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7% and 3.5%, respectively. The expected long-term rate of return on assets was 7%.

Executive Deferred Compensation Plan: The Bank maintains a non-qualified deferred compensation plan for a select group of management employees. Under the plan, eligible employees may elect to defer up to 30% of annual compensation. The Bank credits employee deferrals with interest based on the Bank's rate for a certificate of deposit with a term of one year, as well as changes in values of assets set aside in a revocable trust established in 1996. Upon termination of employment, the balance of the employee's deferred compensation account is distributable in a lump sum or in installments over a number of years specified by the employee. At December 31, 1995 and 1996, the Bank had an accrued liability with respect to the plan of $75,856 and $149,485 respectively.

Employee Stock Ownership Plan: In conjunction with the Bank's conversion, the Company formed an ESOP which covers substantially all employees with more than one year of employment, who have completed 1,000 hours of service, and who have attained the age of 21. The ESOP borrowed $1,322,500 from the Company and purchased 132,250 common shares, equal to 8% of the total number of shares issued in the conversion. The ESOP debt is secured by shares of the Company. The Bank will make scheduled discretionary contributions to the ESOP sufficient to service the debt. At December 31, 1996, the balance outstanding on this debt was $1,249,411. As the debt is paid down, the number of shares to be released from serving as collateral is computed as the ratio of the current principal to the total original principal to be paid. Deferred compensation relating to the ESOP was $1,249,411 at December 31, 1996, and is reported as a reduction of stockholders' equity. Compensation expense totaled $93,296 for 1996.

The following is a summary of ESOP shares at December 31, 1996:

Allocated shares                                7,309
Uncommitted shares                            124,941
                                           ----------
        Total ESOP shares                     132,250
                                           ==========
        Fair value of uncommitted shares   $1,889,733

ESOP participants entitled to a distribution have the right to demand such distribution in the form of the Company's common stock. In the event that the Company's common stock is not readily tradeable on an established market, participants are entitled to require that the Company repurchase the common stock under a fair valuation formula, as provided by governmental regulations.

Executive Employment Agreement: Under an employment agreement with the President and Chief Executive Officer, the Company and the Bank will provide severance payments in the event of an involuntary termination of employment in connection with a change in control of the Company, as defined in the contract. If the employment of the President and Chief Executive Officer were to be terminated as of December 31, 1996 pursuant to a change in control, he would be entitled to receive a severance payment amounting to approximately $280,000.

14.  STOCK HELD IN TRUST FOR EXECUTIVE DEFERRED COMPENSATION PLAN

In 1996, the Bank acquired 8,425 shares of the Company's common stock which is held in a revocable trust as assets set aside for the Bank's executive deferred compensation plan. Such stock is recorded at its fair value of $127,428 as of December 31, 1996 and reported as a reduction of stockholders' equity in the accompanying consolidated statement of financial condition.

15.  NET GAIN (LOSS) ON SALE OF ASSETS

Net gain (loss) on sale of assets for each of the years ended December 31 is summarized as follows:

                                         1994        1995          1996
                                         ----        ----          ----
Net (loss) on sale of securities
 (Note 2)                            $(16,708)    $(113,845)    $(45,617)
Net gain on sale of loans held-
 for-sale                              18,950        10,983        41,752
Net gain on sale of other assets            -        49,230        38,316
                                     --------     ---------     ---------
                                     $  2,242     $ (53,632)    $  34,451
                                     ========     =========     =========

16.  OTHER NON-INTEREST INCOME AND EXPENSES

Other non-interest income and expense amounts are summarized as follows for the years ended December 31:
                                         1994        1995          1996
                                         ----        ----          ----
Other non-interest income:
 Banking service charges and other
  fees                               $ 61,036     $ 57,900      $ 69,874
 Loan late charges                     16,039       14,482        17,113
 Commission income                     13,538       11,984         5,681
 Other miscellaneous                    2,790        3,904        19,346
                                     --------     ---------     ---------
                                     $ 93,403     $ 88,270      $112,014
                                     ========     =========     =========

                                         1994        1995          1996
                                         ----        ----          ----
Other non-interest expense:
 Stationery, printing and other
  supplies                           $ 25,921     $ 27,440      $ 35,000
 Telephone and postage                 32,269       36,037        38,490
 Insurance and surety bond
  premiums                             66,273       46,573        44,940
 Professional fees                     25,234       25,906        33,790
 Supervisory examinations              37,972       23,868        31,901
 Other operating expenses              58,024       64,562        76,243
 Data processing                      123,930      125,965       138,748
 Advertising and promotions           116,067      111,282       111,304
                                     --------     ---------     ---------
                                     $485,690     $461,633      $510,416
                                     ========     =========     =========

17.  RECAPITALIZATION OF THE SAVINGS ASSOCIATION INSURANCE FUND (SAIF)

On September 30, 1996, legislation was enacted to recapitalize the SAIF which required savings institutions with SAIF insured deposits to pay a one time special assessment of 65.7 cents per $100 of deposits at March 31, 1995. The Bank's special assessment amounted to $512,867 and is included in non-interest expense in the consolidated statement of income for the year ended December 31, 1996. Subsequent to the special assessment, the Bank's deposit premium rate decreased from 23 cents to 6.48 cents per $100 of deposits.

18.  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates. The Company evaluates each customer's creditworthiness and related collateral on a case-by-case basis.

The Company's exposure to market loss in the event of future changes in market prices rendering these financial instruments less valuable is represented by the contractual amount of the instruments.

The Company's exposure to accounting loss on these financial instruments is a combination of the credit and market risk described above.

The Company does not require collateral or other security to support financial instruments with credit risk.

The Company is not committed to lend additional funds to debtors whose loans have been modified.

At December 31, 1996, the Company had approximate outstanding commitments to originate loans of $2,465,000. Fixed rate loan commitments were $1,249,000 in first mortgage loans and $894,000 in commercial loans committed at interest rates ranging from 7.00% to 9.25%. Variable-rate loan commitments were $322,000 in first mortgage loans with interest rates ranging from 7.625% to 8.75%.

The Company also offers home equity lines of credit for its customers. At December 31, 1996, the outstanding lines of credit available totaled approximately $42,000.

Fair value estimates, methods and assumptions for the Company's financial instruments are set forth below, as of December 31:

                                       (Dollars in thousands)
                                    1995                    1996
                             ------------------     -------------------
FINANCIAL ASSETS             Carrying    Fair       Carrying      Fair
                             Amount      Value      Amount        Value
                             --------    -----      --------      -----
Cash and due from
 depository
 institutions                $ 2,856   $ 2,856      $ 4,572     $ 4,572
Mutual funds                   7,558     7,558        5,452       5,452
Investment securities          3,986     3,986       10,112      10,112
Mortgage-backed securities    13,926    13,926       12,010      12,010
Stock in FHLB                    939       939          939         939
Loans held-for-sale, net         466       466          571         571
Loans receivable, net         52,611    53,175       60,980      61,445
Accrued interest receivable      486       486          619         619

                                       (Dollars in thousands)
                                    1995                    1996
                             ------------------     -------------------
FINANCIAL LIABILITIES        Carrying    Fair       Carrying      Fair
                             Amount      Value      Amount        Value
                             --------    -----      --------      -----

Transaction accounts          16,432    16,432       15,723      15,723
Certificates of deposit       59,499    59,758       57,157      57,361
Advances from borrowers
 for taxes and insurance          63        63           57          57
All other liabilities            280       280          344         344

Cash and due from depository institutions: The carrying amounts of cash and due from depository institutions approximate their fair value.

Mutual funds, investment securities, and mortgage-backed securities: Fair value is determined by reference to quoted market prices. See footnote 2 for accounting for these available-for-sale-securities.

Stock in FHLB: As discussed in footnote 2, this stock is a restricted asset and its carrying value is a reasonable estimate of fair value.

Loans held-for-sale: The carrying value is a reasonable estimate of fair value.

Loans receivable: The fair value of first mortgage loans is estimated by using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The majority of real estate loans are residential. First mortgage loans are segregated by fixed and adjustable interest terms. The fair value of commercial and consumer loans is calculated by using the discounted cash flow based upon the current market for like instruments. Fair values for impaired loans are estimated using discounted cash flow analyses.

Accrued interest receivable:  The carrying value approximates fair value.

Transaction deposits: Transaction deposits, payable on demand or with maturities of 90 days or less, have a fair value equal to book value.

Certificates of Deposit: The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar maturities.

Advances from borrowers for taxes and insurance: The book value approximates fair value.

All other liabilities:  The book value approximates fair value.

Off-Balance Sheet Instruments: The fair value of a loan commitment and a letter of credit is determined based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. Neither the fees earned during the year on these instruments nor their value at year-end are significant to the Company's consolidated financial position.

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. The valuation techniques employed above involve uncertainties and are affected by assumptions used and judgements regarding prepayments, credit risk, discount rates, cash flows and other factors. Changes in assumptions could significantly affect the reported fair value.

In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a mortgage servicing portfolio that contributes net fee income annually. The mortgage servicing portfolio is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Also, the fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

19.  PARENT COMPANY FINANCIAL INFORMATION

The following tables present condensed financial information of the parent company, CNS Bancorp, Inc.

Condensed Statement of Financial Condition
December 31, 1996
                                               (Dollars in Thousands)
                 ASSETS
Cash and due from depository institutions             $ 2,749
Securities available-for-sale                           4,107
Investment in subsidiary                               17,492
Other assets                                            1,321
                                                      -------
       Total assets                                   $25,669
                                                      =======
   LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities                                   $   102
Due to subsidiary                                       1,368
Stockholders' equity                                   24,199
                                                      -------
       Total liabilities and stockholders' equity     $25,669
                                                      =======

Condensed Statement of Income
From Inception (January 9, 1996) through
 December 31, 1996

Income
 Interest from securities available-for-sale          $   156
 Other interest                                            58
                                                      -------
                                                          214
Expenses                                                   15
                                                      -------
Income before income taxes and equity in
 undistributed earnings of subsidiary                     199
Provision for income taxes                                (96)
Equity in undistributed earnings of subsidiary            320
                                                      -------
Net income                                            $   423
                                                      =======

Condensed Statement of Cash Flows
From Inception (January 9, 1996) through
 December 31, 1996

                                               (Dollars in Thousands)

Cash Flows From Operating Activities
 Net income                                           $   423
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Equity in undistributed earnings of
    subsidiary                                           (320)
   Change in other assets                                 (72)
   Change in accrued liabilities                          135
                                                      -------
       Net cash provided by operating activities          166

Cash Flows From Investing Activities
 Investment in City National Savings Bank, FSB         (8,000)
 Purchases of securities available-for-sale            (7,741)
 Maturities of securities available-for-sale            3,650
                                                      -------
 Net cash (used) by investing activities              (12,091)
                                                      -------
Cash Flows From Financing Activities
 Net proceeds from stock issuance                      14,677
 Payment received on loan to ESOP (other asset)            73
 Dividends paid                                           (76)
                                                      -------
 Net cash provided by financing activities             14,674
                                                      -------
 Net increase in cash and cash equivalents              2,749
 Cash and cash equivalents, beginning of period             -
                                                      -------
 Cash and cash equivalents, end of period             $ 2,749
                                                      =======
Supplemental Disclosure of Non-Cash Transactions:
 Exchange of common stock for loan receivable from
  ESOP (other asset)                                  $ 1,322

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly data for each quarter after the conversion are presented below. Earnings per share for the quarter ended June 30, 1996, is not presented, as the common stock was outstanding for only twenty one days during the quarter.

                                           (Dollars in thousands)

                                     June 30,     September      December
                                      1996        30, 1996       31, 1996
                                     --------     ---------      --------
Total interest income                $1,623        $1,737         $1,730
Total interest expense                  983           925            907
                                     ------        ------         ------
Net interest income                     640           812            823
Provision for loan losses                 7            40             21
                                     ------        ------         ------
Net interest income after provision
 for loan losses                        633           772            802
Total non-interest income               263            37             24
Total non-interest expense              494         1,045            551
                                     ------        ------         ------
Income (loss) before income taxes       402          (236)           275
Provision (benefit) for income
 taxes                                   79           (64)           137
                                     ------        ------         ------
Net income (loss)                    $  323        $ (172)        $  138
                                     ======        ======         ======
Income (loss) per share                            $(0.11)        $ 0.09
                                                   ======         ======

                          CNS BANCORP, INC.
                       STOCKHOLDER INFORMATION
ANNUAL MEETING

The annual meeting of stockholders will be held at 10:00 a.m., Tuesday, April 22, 1997, at City National Savings Bank located at 427 Monroe Street, Jefferson City, Missouri.

STOCK LISTING

The Company's stock is traded on the Nasdaq Small Cap National Market under the symbol "CNSB".

PRICE RANGE OF COMMON STOCK

The table below shows the price range of common stock for the calendar year of 1996, during which the common stock was outstanding. This information was provided by the Nasdaq Stock Market. These prices represent high and low bids without retail mark-ups, mark-down or commissions and may not represent actual transactions.

FISCAL 1996       High     Low    Dividends

First Quarter    N/A       N/A      N/A
Second Quarter   $12.00    $10.50   $.00
Third Quarter    $13.125   $11.00   $.00
Fourth Quarter   $15.50    $12.75   $.05

Dividend payment decisions are made based on a variety of factors including earnings, financial condition, market considerations and regulatory restrictions. Restrictions on dividend payments are described in Note 12 of the Notes to Consolidated Financial Statements included in this report.

As of February 24, 1997, the Company had approximately 482 stockholders of record and 1,653,125 outstanding shares of common stock.

SHAREHOLDER AND GENERAL INQUIRIES       TRANSFER AGENT


     Robert E. Chiles                    1st Bankers Trust Company
     City National Savings Bank          Broadway at 12th Street
     427 Monroe Street                   P.O. Box 3566
     Jefferson City,  Mo. 65101          Quincy, Il.  62305-3566
     (573) 634-3336                      (217) 228-8000

ANNUAL AND OTHER REPORTS

The Company is required to file an annual report on Form 10-KSB for its year ended December 31, 1996 with the Securities and Exchange Commission. Copies of the Company's annual and quarterly reports may be obtained without charge by contacting:

     David L. Jobe
     City National Savings Bank
     427 Monroe Street
     Jefferson City,  Mo. 65101
     (573) 634-3336

                          CNS BANCORP, INC.
                        CORPORATE INFORMATION

COMPANY AND BANK ADDRESS
  427 Monroe Street                     Telephone:   (573) 634-3336
  Jefferson City, Mo. 65101             Fax:         (573) 636-3191

DIRECTORS OF CNS BANCORP, INC. AND CITY NATIONAL SAVINGS BANK, FSB.
Richard E. Caplinger
     Chairman of the Board CNS Bancorp, Inc. and City National Savings Bank, Jefferson City, Missouri. Retired Co-owner of Caplinger mens clothing store.

Robert E. Chiles
     President, Chief Executive Officer and Director of the Savings Bank since 1974.

James E. Whaley
     Director since 1975. Majority owner of Whaley's East End Drug and Whaley's Medical Center Pharmacy in Jefferson City.

Ronald Roberson
     Director since 1983. Sole owner of R.D. Roberson & Associates, a financial management consulting firm.

John C. Kolb
     Director since 1989. President and part-owner of Jefferson City Oil Co., Inc. in Jefferson City.

Michael A. Dallmeyer
     Director since 1977. Partner in the law firm of Hendren and Andrae, Jefferson City, Missouri.

James F. McHenry
     Director since 1964.  Retired Circuit Court Judge for Cole County.

OFFICERS OF CNS BANCORP, INC.

Robert E. Chiles                           David L. Jobe
     Chairman of the Board, President           Secretary/Treasurer
     Chief Executive Officer                    Chief Financial Officer

Delphine Prenger
     Vice President

OFFICERS OF CITY NATIONAL SAVINGS BANK, FSB

Robert E. Chiles                           David L. Jobe
     Chairman of the Board, President           Secretary/Treasurer
     Chief Executive Officer                    Chief Financial Officer

Delphine Prenger
     Vice President

INDEPENDENT AUDITORS                SPECIAL COUNSEL
Williams-Keepers LLP                Breyer & Aguggia
107 Adams Street                    1300 I Street, N.W.
Jefferson City, Missouri 65101      Suite 470 East
                                    Washington, DC 20005

                                 EXHIBIT 21

                        Subsidiaries of the Registrant

                                  Exhibit 21

                         Subsidiaries of Registrant

                                   Percentage              Jurisdiction or
Subsidiaries (a)                   of Ownership         State of Incorporation
----------------                   ------------         ----------------------

City National Savings Bank, FSB       100%                  United States

Parity Insurance Agency, Inc.(b)      100%                  Missouri

City National Real Estate, Inc.(c)    100%                  Missouri

-------------------
(a) The operations of the Company's subsidiaries are included in the Company's consolidated financial statements.
(b)  Owned directly by City National Savings Bank, FSB.
(c)  Owned directly by Parity Insurance Agency, Inc.