Form 10QSB
period 1997-03-31
CNS BANCORP INC
filed 1997-05-15
CIK 1009670

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      450 5TH STREET, N.W.
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to   .Commission File No. 0-28250

                        CNS BANCORP, INC.

     Delaware                                43-1738315
(State or other jurisdiction of(I.R.S. Employer Identification No.) incorporation or organization)

427 Monroe Street, Jefferson City, Missouri            65051


Registrant's telephone number, including area code (573) 634-3336

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YesX
No   .

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


          Class                         Outstanding March 31, 1997
Common Stock, par value $.01 per share           1,653,125 Shares

                CNS BANCORP, INC. AND SUBSIDIARY

                           FORM 10-QSB

              FOR THE QUARTER ENDED MARCH 31, 1997

                              INDEX

                                                 PAGE NO.

PART I - Financial Information

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

                                     (Unaudited)
         ASSETS              March 31,1997      December 31,1996

Cash and due from depository
  institutions (including
  interest-bearing accounts
  totaling $4,204,131 in 1996
  and $5,439,388 in 1997)            $6,100,807             $4,572,026
Securities available-for-sale       $26,019,205            $27,574,516
Stock in Federal Home Loan Bank        $939,300               $939,300
Loans held-for-sale, net               $570,986               $570,986
Loans receivable, net               $61,679,140            $60,980,826
Accrued interest receivable            $605,018               $619,454
Premises and equipment, net          $1,626,701             $1,657,421
Income tax receivable                  $453,011               $486,321
Other assets                           $109,883                $80,341

    Total assets                    $98,104,051            $97,481,191


       LIABILITIES AND
     STOCKHOLDERS' EQUITY


Deposits                            $73,261,861            $72,880,431
Accrued interest on deposits           $129,224                $92,381
Advances from borrowers for taxes      $123,136                $57,299
    and insurance
Accrued expenses and other             $245,901               $251,802
    liabilities

    Total liabilities              $73,760,122            $73,281,913

Common stock, $.01 par value:
    Authorized, 6,000,000 shares;
      1,653,125 shares issued           $16,531                $16,531
Additional paid-in-capital          $16,017,646            $16,003,502
Retained earnings, substantially    $10,203,614            $10,044,280
    restricted
Deferred compensation - ESOP        ($1,226,144)           ($1,249,411)
Investments held in trust for         ($133,413)             ($127,428)
    Exec. Def. Comp. Plan
Unrealized loss on securities net     ($534,305)             ($488,196)
    of deferred taxes

    Total stockholders' equity     $24,343,929            $24,199,278

    Total liabilities and          $98,104,051            $97,481,191
          stockholders' equity

               CNS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                       Three Months Ended
                                  March 31, 1997      March 31, 1996

INTEREST INCOME
    Mortgage loans                        $1,191,865       $1,024,269
    Consumer and other loans                 $59,609          $23,101
    Investment securities                   $196,742          $72,668
    Mortgage-backed securities              $179,858         $214,377
    Other interest-earning assets           $113,910         $156,343

         Total interest income           $1,741,984       $1,490,759

INTEREST EXPENSE
    Deposits                                $891,881         $946,098
    Borrowed money                                $0               $0

         Total interest expense            $891,881         $946,098

         Net interest income               $850,103         $544,661

BENEFIT FOR LOAN LOSSES                       ($26,873)         ($5,351)
    Net interest income after benefit
         for loan losses                   $876,976         $550,012

NONINTEREST INCOME
    Loan servicing fees                      $12,731          $13,909
    Income from real estate owned             $1,400          $40,616
    Net gain on sale of assets                $6,156           $8,541
    Other                                    $31,356           $7,759

    Total noninterest income                 $51,643          $70,825

NONINTEREST EXPENSE
    Compensation and benefits               $274,798         $226,939
    Occupancy and equipment                  $63,558          $57,846
    Deposit insurance premiums               $11,931          $44,886
    Other                                   $193,971         $103,643

Total noninterest expense                     $544,258         $433,314

Net income before income taxes                $384,361         $187,523

PROVISION FOR INCOME TAXES                    $153,748          $53,600

    Net income                              $230,613         $133,923

Earnings per share                               $0.15              N/A

Weighted average shares outstanding          1,528,184              N/A

Dividends paid per share                         $0.05              N/A

               CNS BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                       THREE MONTHS ENDED

                                  March 31, 1997    March 31, 1996
Cash flows from operating activities:  __________________________________

Net Income                                   $230,613          $133,923
Adjustments to reconcile net income to
  net cash flows provided by (used for)
  operating activities:
    Depreciation                            $33,933           $30,769
    Benefit for loan losses                ($26,873)          ($5,351)
    (Gain)on sale of real estate owned           $0          ($54,700)
    Amortization of premiums on
      securities available-for-sale          $9,213           $13,595
    Proceeds from the sale of loans
      held-for-sale                              $0        $2,569,206
    Origination of loans held-for-sale           $0       ($2,078,006)
    (Gain) on sales of loans held-for-sale       $0           ($8,541)
    Compensation expense - ESOP             $37,411                $0
Decrease (increase) in:
    Accrued interest receivable             $14,435           ($7,426)
    Other assets                           ($29,542)         ($72,137)
    Income tax receivable                   $64,045           $38,038
Increase (decrease) in:
    Accrued expenses and other liabilities  $25,009           $47,399
      Net cash provided by operating
        activities                         $358,245          $606,769

Cash flows from investing activities:

Loans:
      Loan (originations) and principal
        payments - net                    ($478,481)         $606,742
Purchases of:
    Loans receivable                      ($192,960)        ($537,466)
    Securities available-for-sale         ($897,445)        ($605,836)
Proceeds from maturity or repayment of:
    Securities available-for-sale        $2,366,649          $938,492
Proceeds from sales of real estate owned          $0           $71,256
+Cash outflows for premises and equipment     ($3,213)            ($220)
    Net cash provided by investing
      activities                           $794,550          $472,968

Cash flows from financing activities:

Net increase (decrease) in:
  Deposits                                  $381,430         $1,307,638
  Advances from borrowers for taxes
    and insurance                          $65,837            $67,945
Dividends paid to shareholders             ($71,280)                ---
      Net cash provided by financing
         activities                      $375,987         $1,375,583
      Net increase (decrease) in cash
         and cash equivalent           $1,528,782         $2,455,320
Cash and cash equivalents at
  beginning of period                     $4,572,026         $2,855,944
Cash and cash equivalents at
  end of period                           $6,100,808         $5,311,264

Supplemental schedule of cash flow information:
  Cash paid during the period for:
    Interest on deposits                  $813,260           $939,384
    Income taxes                           $75,750                 $0


            CNS BANCORP, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations and other data for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1997.

    The unaudited consolidated financial statements include the amounts of CNS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, City National Savings Bank, FSB (the "Saving Bank") and the Savings Bank's wholly-owned subsidiary, Parity Insurance Agency, Inc., and its wholly-owned subsidiary, City National Real Estate, Inc., for the three months ended March 31, 1997. Material intercompany accounts and transactions have been eliminated in consolidation.

(2) Conversion to Stock Ownership

    On December 19, 1995 the Board of Directors of the Savings Bank unanimously adopted a Plan of Conversion pursuant to which the Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank, with the concurrent formation of the Company. The Company, on June 11, 1996, sold 1,653,125 shares of common stock at $10.00 per share to depositors, borrowers and employees of the Savings Bank in a subscription offering. The proceeds from the conversion, after recognizing conversion expenses and underwriting costs of $531,424 were $15,999,826 and are recorded as common stock and additional paid in capital on the accompanying unaudited consolidated statement of financial condition. The Company utilized 50% of the net proceeds to purchase all of the capital stock of the Savings Bank.

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

(3) Earnings Per Share

    Earnings per share for the three months ended March 31, 1997 have been calculated to be $.15 based upon the weighted average number of shares outstanding during the quarter.

(4) Subsequent Event(s):

    On April 8, 1997 the Company announced a stock repurchase program under which it will acquire up to 5%, or approximately 82,656 shares, of the corporation's outstanding common stock.

    At the annual meeting, April 22, 1997, the shareholders approved and adopted the CNS Bancorp, Inc. 1997 Stock Option
    Plan and the CNS Bancorp, Inc. Management Recognition and
    Development Plan.

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

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Savings Bank's liquidity ratio was approximately 19.67% at March 31, 1997.

Commitments to originate adjustable-rate mortgage loans at March
31, 1997 were approximately $684,000. Commitments to originate fixed-rate mortgage loans at March 31, 1997 were approximately
$195,000.

The thrift industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. From the early 1980's up until 1996, the Savings Bank has originated primarily adjustable-rate mortgage loans for it's loan portfolio. In early 1996 the Savings Bank began keeping some of the fixed rate loans it originates. As of March 31, 1997 the Savings Bank held adjustable-rate mortgage loans of $46.2 million or 74.91% of the total mortgage loans.

The Savings Bank is required to meet certain tangible, core and risk-based capital requirements.
The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at March 31, 1997:






                                             Percent of Adjusted
                                  Amount         Total Assets
                                             (Unaudited)
                                       (Dollars in Thousands)

Tangible capital                      $18,236         19.54%
Tangible capital requirement           $1,400          1.50%
Excess                                $16,836         18.04%

Core capital                          $18,236         19.54%
Core capital requirement               $2,800          3.00%
Excess                                $15,436         16.54%

Risk-based capital                    $18,576         41.96%
Risk-based capital requirement         $3,542          8.00%
Excess                                $15,034         33.96%

Financial Condition

Assets increased from $97.5 million at December 31, 1996 to $98.1 million at March 31, 1997. Cash and due from depository institutions increased from $4.6 million at December 31, 1996 to $6.1 million at March 31, 1997 due to the reinvestment of funds from government securities into shorter term FHLB time certificates. Securities available-for-sale decreased from $27.6 million at December 31, 1996 to $26 million at March 31, 1997. Loans held-for-sale and loans receivable, net increased from $61.6 million at December 31, 1996 to $62.3 million due primarily to the favorable interest rate environment during the period. Accrued interest receivable decreased slightly during the quarter.
Deposits increased from $72.9 million at December 31, 1996 to $73.3 million at March 31, 1997. Accrued interest on deposits and advances from borrowers for taxes and insurance increased during the first quarter of 1997.

It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $310,000 at December 31, 1996 to $94,000 at March 31, 1997 as a
result of the loans being paid current.

                      Results of Operations

Net earnings increased from $134,000 for the three months ended March 31, 1996 to $231,000 for the three months ended March 31, 1997. The primary reason for the increase in net earnings during the current quarter was an increase in net interest income.

Net Interest Income

Net interest income increased from $545,000 for the three months ended March 31, 1996 to $850,000 for the three months ended March 31, 1997. Total interest income increased from $1.5 million in the first quarter of 1996 to $1.7 million in the first quarter of 1997. The increase in total interest income is due primarily to increases in interest income from mortgage loans, consumer and other loans and investment securities which was partially offset by decreases in interest income from mortgage-backed securities and other interest earnings assets. The increases in interest income from loans and securities is a result of higher average balances, which reflects the investment of stock proceeds, and higher average yields in those assets during the first quarter of 1997 compared to the same time period last year. Total interest expense decreased from $946,000 for the three months ended March 31, 1996 to $892,000 for the same time period in 1997. The decrease in interest expense is primarily due to a decrease in the average deposit balance outstanding during the first quarter of 1997 compared to the same time period last year.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to
repay the loans.   Management also reviews individual loans for
which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses decreased from a ($5,000) recapture of loan losses for the three months ended March 31, 1996 to a ($27,000) recapture of loan losses for the three months ended March 31, 1997.

Noninterest Income

Noninterest income decreased from $71,000 for the three months ended March 31, 1996 to $52,000 for the three months ended March 31, 1997. The primary reason that noninterest income decreased during the first quarter of 1997 was the decrease in income from real estate owned. The Savings Bank sold real estate owned during the three months ended March 31, 1996 and there was no such activity during 1997.

Noninterest Expense

Noninterest expense increased from $433,000 for the three months ended March 31, 1996 to $544,000 for the three months ended March 31, 1997. The increase in noninterest expense during the first quarter of 1997 is due to increases in compensation and benefits and other noninterest expense and is partially offset by a decrease in deposit insurance. The increase in compensation and benefits is due primarily to the recognition of ESOP compensation during the first quarter of 1997 when there was no ESOP compensation for the first quarter of 1996. Other noninterest expenses increased primarily due to first time expenses resulting from operating as a public company. The decrease in deposit insurance premiums is a result of lower insurance premiums this year compared to the same time period last year.

Income Taxes

Income taxes increased from $54,000 for the three months ended March 31, 1996 to $154,000 for the same time period in 1997. The effective income tax rates used to calculate the provision for income taxes is 40%. A lower rate was applicable last year due primarily to non-taxable income which included gains on sale of real estate owned.
               CNS BANCORP, INC. AND SUBSIDIARIES

                   PART II - Other Information

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

                              CNS BANCORP, INC.
                                   (Registrant)

DATE:                         BY:
                                   Robert E. Chiles, President and
                                   Duly Authorized Officer

                              BY:
                                   David L. Jobe, Treasurer and
                                   Chief Financial Officer