Form 10QSB
period 1997-06-30
CNS BANCORP INC
filed 1997-08-14
CIK 1009670

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               450 5TH STREET, N.W.
                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                        OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to   .Commission File No. 0-28250

                                 CNS BANCORP, INC.

       Delaware                                          43-1738315
(State or other jurisdiction of(I.R.S. Employer Identification No.) incorporation or organization)

427 Monroe Street, Jefferson City, Missouri                          65101


Registrant's telephone number, including area code (573) 634-3336

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
Yes   (X)     No ( ) .

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


             Class                                 Outstanding June 30, 1997
Common Stock, par value $.01 per share                  1,653,125 Shares

                         CNS BANCORP, INC. AND SUBSIDIARY
                                    FORM 10-QSB
                        FOR THE QUARTER ENDED JUNE 30, 1997

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

                        CNS BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     (Unaudited)
            ASSETS                   June 30,1997          December 31,1996

Cash and due from depository
  institutions (including
  interest-bearing accounts
  totaling $4,204,131 in 1996
  and $4,269,563 in 1997)            $5,208,428             $4,572,026
Securities available-for-sale       $23,670,576            $27,574,516
Stock in Federal Home Loan Bank        $939,300               $939,300
Loans held-for-sale, net                     $0               $570,986
Loans receivable, net               $64,930,478            $60,980,826
Receivable from Briar Pointe LLC       $844,460                     $0
Accrued interest receivable            $659,320               $619,454
Premises and equipment, net          $1,593,741             $1,657,421
Income tax receivable                  $407,151               $486,321
Other assets                            $97,075                $80,341

      Total assets                  $98,350,529            $97,481,191


         LIABILITIES AND
       STOCKHOLDERS' EQUITY


Deposits                            $73,274,383            $72,880,431
Accrued interest on deposits           $121,640                $92,381
Advances from borrowers for taxes
      and insurance                    $182,930                $57,299
Accrued expenses and other
      liabilities                      $240,285               $251,802

      Total liabilities             $73,819,238            $73,281,913

Common stock, $.01 par value:
      Authorized, 6,000,000 shares;
      1,653,125 shares issued           $16,531                $16,531
Additional paid-in-capital          $16,031,483            $16,003,502
Retained earnings, substantially
      restricted                    $10,336,213            $10,044,280
Deferred compensation - ESOP       ($1,202,394)           ($1,249,411)
Investments held in trust for
      Exec. Def. Comp. Plan           ($140,588)             ($127,428)
Unrealized loss on securities net
      of deferred taxes               ($509,954)             ($488,196)

      Total stockholders' equity    $24,531,291            $24,199,278
    Total liabilities and
            stockholders' equity    $98,350,529            $97,481,191

                                CNS BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)

                                           Three Months Ended         Six Months Ended
                                          June 30       June 30     June 30            June 30
                                             1997          1996        1997              1996
INTEREST INCOME
      Mortgage loans                  $1,244,579     $1,058,830     $2,436,444      $2,083,099
      Consumer and other loans           $56,277        $21,280       $115,886         $44,381
      Investment securities             $174,251        $91,027       $370,993        $163,695
      Mortgage-backed securities        $177,053       $203,900       $356,911        $418,277
      Other interest-earning assets     $121,621       $257,254       $235,531        $413,597

             Total interest income    $1,773,781     $1,632,291     $3,515,765      $3,123,049

INTEREST EXPENSE
      Deposits                          $907,450       $982,573     $1,799,331      $1,928,671
      Borrowed money                        $890             $0           $890             $0

             Total interest expense     $908,340       $982,573     $1,800,221      $1,928,671

             Net interest income        $865,441       $649,718     $1,715,544      $1,194,378

PROVISION FOR LOAN LOSSES                $22,273         $7,245        ($4,636)        $1,894
      Net interest income after
      provision for loan losses         $843,204       $642,473     $1,720,180      $1,192,484

NONINTEREST INCOME
      Loan servicing fees                $12,263        $14,037        $24,994         $27,946
      Income from real estate owned       $1,650       $144,104         $3,050        $184,720
      Net gain on sale of assets              $0        $43,111         $6,156         $51,652
      Other                              $28,307        $35,191        $59,663         $42,950
      Total noninterest income           $42,220       $236,443        $93,863        $307,268

NONINTEREST EXPENSE
      Compensation and benefits         $276,694       $254,438       $551,492        $481,376
      Occupancy and equipment            $60,412        $58,884       $123,970        $116,730
      Deposit insurance premiums         $11,931        $44,886        $26,862         $89,772
      Other                             $177,657       $118,811       $371,628        $222,454
Total noninterest expense               $526,694       $477,019     $1,070,952        $910,332

Net income before income taxes          $358,730       $401,897       $743,091        $589,420
PROVISION FOR INCOME TAXES              $143,474        $79,150       $297,222        $132,750
      Net income                        $215,256       $322,747       $445,869        $456,670

Net income per share                       $0.14          $0.20          $0.29          $0.28

Weighted average shares outstanding   $1,528,184     $1,653,125      1,528,184       1,653,125

Dividends paid per share                   $0.05            N/A          $0.05            N/A

                                CNS BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                                        THREE MONTHS ENDED


                                                  June 30, 1997    June 30, 1996
Cash flows from operating activities:             ______________________________

Net Income                                         $445,868          $456,669
Adjustments to reconcile net income to
  net cash flows provided by (used for)
  operating activities:
      Depreciation                                  $66,893           $62,410
      Benefit for loan losses                       ($4,636)           $1,894
      (Gain)on sale of real estate owned                $0          ($182,701)
      Amortization of premiums on
        securities available-for-sale               $16,723           $28,871
      Proceeds from the sale of loans
        held-for-sale                              $607,641        $4,081,012
      Origination of loans held-for-sale                $0       ($5,197,411)
      (Gain) on sales of loans held-for-sale            $0          ($13,332)
      Compensation expense - ESOP                   $74,998           $21,828
Decrease (increase) in:
      Accrued interest receivable                  ($39,866)        ($161,722)
      Other assets                                 ($16,734)          $52,337
      Income tax receivable                         $92,501           $26,992
Increase (decrease) in:
      Accrued expenses and other liabilities        $17,742          ($82,814)
        Net cash provided by operating
          activities                             $1,261,130         ($905,967)

Cash flows from investing activities:
Loans:
        Loan (originations) and principal
          payments - net                        ($2,806,671)         $342,758
Purchases of:
      Loans receivable                          ($1,175,000)        ($966,450)
      Securities available-for-sale             ($1,047,445)     ($13,392,150)
Proceeds from maturity or repayment of:
      Securities available-for-sale               $4,899,573        $2,345,532
Investment in joint venture                       ($844,460)
Proceeds from sales of real estate owned                 $0          $344,688
Cash outflows for premises and equipment            ($3,213)         ($23,081)
      Net cash provided by investing
        activities                                ($977,216)     ($11,348,703)

Cash flows from financing activities:
Net increase (decrease) in:
  Deposits                                         $393,952       ($2,143,939)
  Advances from borrowers for taxes
      and insurance                                $125,631          $119,289
Proceeds from sale of common stock                       $0       $14,708,750
Executive deferred compensation trust               (13,160)
Dividends paid to shareholders                    ($153,936)         --------
        Net cash provided by financing
             activities                            $352,486       $12,684,100
        Net increase (decrease) in cash
             and cash equivalent                   $636,401          $429,430
Cash and cash equivalents at
  beginning of period                            $4,572,026        $2,855,944
Cash and cash equivalents at
  end of period                                  $5,208,428        $3,285,374

Supplemental schedule of cash flow information:
  Cash paid during the period for:
      Interest on deposits                         $388,331          $352,338
      Income taxes                                 $121,750           $45,341

Non-cash transactions during the period:
Exchange of common stock for ESOP shares                           $1,322,500

                        CNS BANCORP, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Unaudited)

(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations and other data for the three months and six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1997.

      The unaudited consolidated financial statements include the amounts of CNS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, City National Savings Bank, FSB (the "Saving Bank") and the Savings Bank's wholly-owned subsidiary, Parity Insurance Agency, Inc., and its wholly-owned subsidiary, City National Real Estate, Inc., for the three months and six months ended June 30, 1997. Material intercompany accounts and transactions have been eliminated in consolidation.

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

(3)   Earnings Per Share

      Earnings per share for the three months and six months ended June 30, 1997 have been calculated to be $.15 and $.29 respectively based upon the weighted average number of shares outstanding.

(4) Subsequent Event(s):

      The Company repurchased stock for the MRDP trust in the following amounts:

          Date of Purchase    Shares Purchased   Price per Share

            July 31, 1997        5,000             $16.375
            August 1,1997       15,000             $16.625
            August 5,1997        7,000             $16.750

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

Liquidity and Capital Resources

The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net earnings. The Savings Bank has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the need for additional funds be required.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Savings Bank's liquidity ratio was approximately 17.14% at June 30, 1997.

Commitments to originate adjustable-rate mortgage loans at June 30, 1997 were approximately $159,000. Commitments to originate fixed-rate mortgage loans at June 30, 1997 were approximately $363,000.

The thrift industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. From the early 1980's up until 1996, the Savings Bank has originated primarily adjustable-rate mortgage loans for it's loan portfolio. In early 1996 the Savings Bank began keeping some of the fixed rate loans it originates. As of June 30, 1997 the Savings Bank held adjustable-rate mortgage loans of $46.3 million or 73.49% of the total mortgage loans.

The Savings Bank is required to meet certain tangible, core and risk-based capital requirements. The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at June 30, 1997:

                                                        Percent of Adjusted
                                           Amount             Total Assets
                                                        (Unaudited)
                                                  (Dollars in Thousands)

Tangible capital                      $18,432                        19.70%
Tangible capital requirement                      $1,404              1.50%
Excess                                           $17,028             18.20%

Core capital                                     $18,432             19.70%
Core capital requirement                          $2,807              3.00%
Excess                                           $15,625             16.70%

Risk-based capital                               $18,795             41.27%
Risk-based capital requirement                    $3,603              8.00%
Excess                                           $15,192             33.27%

Financial Condition

Assets increased from $97.5 million at December 31, 1996 to $98.4 million at June 30, 1997. Cash and due from depository institutions increased from $4.6 million at December 31, 1996 to $5.2 million at June 30, 1997 due to the reinvestment of funds from government securities into shorter term FHLB time certificates and the investment in Briar Pointe, LLC, a single family home development. Securities available-for-sale decreased from $27.6 million at December 31, 1996 to $23.7 million at June 30, 1997. Loans held-for-sale and loans receivable, net increased from $61.6 million at December 31, 1996 to $64.9 million due primarily to the favorable interest rate environment during the period.

Receivable from Briar Pointe, LLC is the result of an investment in June 1997 by CNS Bancorp, Inc. in a real estate joint venture in Waynesville, Mo. known as Briar Pointe Development Co., LLC. Briar Pointe, LLC will develop and sell 125 building lots for single family homes in a new subdivision known as Briar Pointe located in the city of Waynesville, Missouri. The project is expected to be completed within the next three years. CNS Bancorp, Inc. has a 55% interest and two individuals have a 45% interest. CNS Bancorp, Inc. will provide the financing and the individuals will provide the management for the project. CNS Bancorp, Inc. will receive interest on its investment at an interest rate of 8.5% and the manager will receive a management fee of $75,000. When all lots have been sold any profit will be shared with CNS Bancorp, Inc. to receive 55% and other investors to receive 45%.

Accrued interest receivable decreased slightly during the six months of 1997. Deposits increased from $72.9 million at December 31, 1996 to $73.3 million at June 30, 1997. Accrued interest on deposits and advances from borrowers for taxes and insurance increased during the first six months of 1997.

It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $310,000 at December 31, 1996 to $145,000 at June 30, 1997 as a
result of the loans being paid current.



                            Results of Operations

Net earnings decreased from $323,000 for the three months ended June 30, 1996 to $215,000 for the three months ended June 30, 1997. Net earnings decreased from $457,000 for the six months ended June 30, 1996 to $446,000 for the six months ended June 30, 1997. The primary reasons for the decrease in net earnings were the two nonrecurring gains received in 1996 from the sale of Texas REO and the cooperative ownership of a data center.

Net Interest Income

Net interest income increased from $650,000 for the three months ended June 30, 1996 to $843,000 for the three months ended June 30, 1997 and from $1.2 million for the six months ended June 30, 1996 to $1.8 million for the six months ended June 30, 1997. Total interest income increased from $1.6 million for the three months ended June 30, 1996 to $1.7 million for the three months ended June 30, 1997 and from $3.1 million for the six months ended June 30, 1996 to $3.5 million for the six months ended June 30, 1997. The increase in total interest income is due primarily to increases in interest income from mortgage loans, consumer and other loans and investment securities which was partially offset by decreases in interest income from mortgage-backed securities and other interest earnings assets. The increases in interest income from loans and securities is a result of higher average balances, which reflects the investment of the proceeds of the Company's public offering, and higher average yields in those assets in 1997 compared to the same time periods in 1996. Total interest expense decreased from $983,000 for the three months ended June 30, 1996 to $908,000 for the three months ended June 30, 1997 and from $1.9 million for the six months ended June 30, 1996 to $1.8 million for the six months ended June 30, 1997. The decrease in interest expense is primarily due to a decrease in the average deposit balance outstanding during the first six months of 1997 compared to the first six months of 1996 when the stock conversion was completed.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to
repay their loans.   Management also reviews individual loans for
which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses increased from $7,000 for the three months ended June 30, 1996 to $22,000 for the three months ended June 30, 1997. The increase is due primarily to lending volume this quarter as it compares to the same quarter last year. Provision for loan losses decreased from $2,000 for the six months ended June 30, 1996 to a $5,000 recapture of loan losses for the six months ended June 30, 1997. The $5,000 recapture of loan losses is primarily due to the large recapture of loan losses during the first quarter of 1997 when a large commercial real estate loan which was classified at the end of 1996 was paid current.

Noninterest Income

Noninterest income decreased from $236,000 for the three months ended June 30, 1996 to $42,000 for the three months ended June 30, 1997 and from $307,000 for the six months ended June 30, 1996 to $94,000 for the six months ended June 30, 1997. The primary reasons that noninterest income decreased in 1997 were the decrease in income from real estate owned and the gain in 1996 on the sale of other assets. The Savings Bank recognized a gain of $182,000 on the sale of Texas real estate owned and a gain of $38,000 from the sale of a cooperative ownership of a data center during the six months of 1996 and there was no such activity during 1997.

Noninterest Expense

Noninterest expense increased from $477,000 for the three months ended June 30, 1996 to $527,000 for the three months ended June 30, 1997 and from $910,000 for the six months ended June 30, 1996 to $1.1 million for the six months ended June 30, 1997. The increase in noninterest expense during 1997 is due to increases in compensation and benefits and other noninterest expense and is partially offset by a decrease in deposit insurance. The increase in compensation and benefits is due primarily to the recognition of ESOP compensation during the first six months of 1997 and only for the month of June in 1996. Other noninterest expenses increased primarily due to first time expenses resulting from operating as a public company. The decrease in deposit insurance premiums is a result of lower insurance premiums this year compared to the same time period last year.

Income Taxes

Income taxes increased from $79,000 for the three months ended June 30, 1996 to $144,000 for the three months ended June 30, 1997 and from $589,000 for the six months ended June 30, 1996 to $743,000 for the six months ended June 30, 1997. The effective income tax rates used to calculate the provision for income taxes in 1997 is 40%. A lower rate was applicable last year due primarily to non-taxable income which included gains on sale of real estate owned.

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

Item 4 - Submission of Matters to a Vote of Security Holders

      The Annual meeting of Stockholders of the Company ("Meeting") was held on April 22, 1997. The results of the vote on the matters presented at the Meeting is as follows:

      1. The following individuals were elected as directors, each for a three year term:

                                      Vote for          Vote Withheld
             James F. McHenry         1,418,021                24,594
             James E. Whaley          1,418,021                24,594
             Ronald D. Roberson       1,418,021                24,594

             The terms of Directors Richard Caplinger, Robert E.
             Chiles, John C. Kolb, and Michael A. Dallmeyer continued after the meeting.

      2. The CNS Bancorp, Inc. 1997 Stock Option Plan was approved by stockholders by the following vote:

             For 974,162; Against 138,277; Abstain 21,038

      3. The CNS Bancorp, Inc. 1997 Management Recognition and Development Plan was approved by stockholders by the following vote:

             For 962,833; Against 143,852; Abstain 28,864

Item 5 - Other Information

      None.

Item 6 - Exhibits and Reports on Form 8-K.

      (a)    Exhibit 27 Financial Data Schedule

      (b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CNS BANCORP, INC.
                                        (Registrant)

DATE: August 14, 1997                 BY:/s/ROBERT E. CHILES
                                         -------------------
                                         Robert E. Chiles, President and
                                         Duly Authorized Officer

                                      BY:/s/DAVID L. JOBE
                                         ----------------
                                         David L. Jobe, Treasurer and
                                         Chief Financial Officer