Form 10QSB
period 1997-09-30
CNS BANCORP INC
filed 1997-11-13
CIK 1009670

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             450 5TH STREET, N.W.
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

                                      OR

 [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to _____________.

                        Commission File No. 028250

                               CNS BANCORP, INC.

       Delaware                                        43-1738315
       --------                                        ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

427 Monroe Street, Jefferson City, Missouri                 65101
-------------------------------------------      ----------------


Registrant's telephone number, including area code (573) 634-3336

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding September 30, 1997
Common Stock, par value $.01 per share                 1,653,125 Shares

                       CNS BANCORP, INC. AND SUBSIDIARY
                                  FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                            PAGE NO.

PART I - Financial Information

       Consolidated Balance Sheets                                 1

       Consolidated Statements of Earnings                         2

       Consolidated Statements of Cash Flows                       3

       Notes to Consolidated Financial Statements                  4

       Management's Discussion and Analysis of                     6
             Financial Condition and Results of Operations

PART II - Other Information                                       11

                      CNS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     (UNAUDITED)

            ASSETS                  SEPTEMBER 30,1997     DECEMBER 31,1996
                                    -----------------     ----------------
CASH AND DUE FROM DEPOSITORY
  INSTITUTIONS (INCLUDING
  INTEREST-BEARING ACCOUNTS
  TOTALING $4,204,131 IN 1996
  AND $2,337,631 IN 1997)            $2,968,818             $4,572,026
SECURITIES AVAILABLE-FOR-SALE       $21,922,624            $27,574,516
STOCK IN FEDERAL HOME LOAN BANK        $939,300               $939,300
LOANS HELD-FOR-SALE, NET               $113,110               $570,986
LOANS RECEIVABLE, NET               $67,371,834            $60,980,826
ACCRUED INTEREST RECEIVABLE            $597,889               $619,454
EQUITY IN BRIAR POINTE,LLC             $694,632                     $0
EQUITY IN BALES BROTHERS, INC. J.V.    $467,995                     $0
PREMISES AND EQUIPMENT, NET          $1,650,532             $1,657,421
INCOME TAX RECEIVABLE                  $286,057               $486,321
OTHER ASSETS                           $397,775                $80,341
                                       --------                -------

      TOTAL ASSETS                  $97,410,566            $97,481,191
                                    ===========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                            $72,965,517            $72,880,431
ACCRUED INTEREST ON DEPOSITS           $130,120                $92,381
ADVANCES FROM BORROWERS FOR TAXES
  AND INSURANCE                        $229,184                $57,299
ACCRUED EXPENSES AND OTHER
  LIABILITIES                          $387,401               $251,802
                                    -----------            -----------
      TOTAL LIABILITIES             $73,712,222            $73,281,913
                                    -----------            -----------

COMMON STOCK, $.01 PAR VALUE:
      AUTHORIZED, 6,000,000 SHARES;
      1,653,125 SHARES ISSUED           $16,531                $16,531
ADDITIONAL PAID-IN-CAPITAL          $16,048,210            $16,003,502
RETAINED EARNINGS, SUBSTANTIALLY
      RESTRICTED                    $10,428,660            $10,044,280
DEFERRED COMPENSATION - ESOP       ($1,178,152)            ($1,249,411)
DEFERRED COMPENSATION - MRDP         ($981,543)                     $0
INVESTMENTS HELD IN TRUST FOR
      EXEC. DEF. COMP. PLAN           ($151,342)             ($127,428)
UNREALIZED LOSS ON SECURITIES NET
      OF DEFERRED TAXES               ($484,020)             ($488,196)
                                     ----------            -----------
      TOTAL STOCKHOLDERS' EQUITY    $23,698,344            $24,199,278
                                    -----------            -----------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY            $97,410,566            $97,481,191
                                    ===========            ===========

                       CNS BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                      1997        1996        1997        1996
                                     ------      ------      ------      ------
INTEREST INCOME
  MORTGAGE LOANS                 $1,301,575  $1,088,381  $3,738,019  $3,171,480
  CONSUMER AND OTHER LOANS          $45,008     $28,991    $160,894     $73,372
  INVESTMENT SECURITIES            $140,919    $255,952    $511,912    $419,647
  MORTGAGE-BACKED SECURITIES       $171,181    $194,181    $528,092    $612,458
  OTHER INTEREST-EARNING ASSETS    $107,845    $131,035    $343,376    $544,632
                                -----------  ----------  ----------  ----------
TOTAL INTEREST INCOME            $1,766,528  $1,698,540  $5,282,293  $4,821,589
                                -----------  ----------  ----------  ----------
INTEREST EXPENSE
  DEPOSITS                         $921,789    $917,460  $2,721,120  $2,846,131
  BORROWED MONEY                         $0        $221        $890        $221
                                -----------  ----------  ----------  ----------
TOTAL INTEREST EXPENSE             $921,789    $917,681  $2,722,009  $2,846,352
                                -----------  ----------  ----------  ----------
NET INTEREST INCOME                $844,739    $780,859  $2,560,284  $1,975,237
PROVISION FOR LOAN LOSSES           $15,505     $40,368     $10,869     $42,262
                                -----------  ----------  ----------  ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES       $829,234    $740,491  $2,549,415  $1,932,975

NONINTEREST INCOME
  LOAN SERVICING FEES               $11,652     $13,791     $36,646     $41,737
  INCOME FROM REAL ESTATE OWNED      $1,650      $1,650      $4,700    $186,370
  NET GAIN ON SALE OF ASSETS             $0          $0      $6,156     $51,652
  OTHER                             $31,799     $26,247     $91,463     $69,197
                                -----------  ----------  ----------  ----------
TOTAL NONINTEREST INCOME            $45,101     $41,688    $138,965    $348,956

NONINTEREST EXPENSE
  COMPENSATION AND BENEFITS        $332,840    $285,911    $884,332    $767,287
  OCCUPANCY AND EQUIPMENT           $65,774     $62,339    $189,745    $179,069
  DEPOSIT INSURANCE PREMIUMS        $11,931    $554,092     $35,793    $643,864
  OTHER                            $144,413    $115,785    $516,041    $338,239
                                -----------  ----------  ----------  ----------
TOTAL NONINTEREST EXPENSE          $554,958  $1,018,127  $1,625,911  $1,928,459
                                -----------  ----------  ----------  ----------
NET INCOME(LOSS) BEFORE
  INCOME TAXES                     $319,378   ($235,948) $1,062,469    $353,472
PROVISION FOR INCOME TAXES         $127,745    ($64,043)   $424,967     $68,707
                                -----------  ----------  ----------  ----------
NET INCOME (LOSS)                  $191,633   ($171,905)   $637,502    $284,765
                                  =========   =========    ========    ========

NET INCOME PER SHARE                  $0.13      ($0.10)      $0.42       $0.17

WEIGHTED AVERAGE SHARES OUTSTANDING 1,528,184 1,653,125   1,528,184   1,653,125

DIVIDENDS PAID PER SHARE              $0.06         N/A       $0.16         N/A

                       CNS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                     1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:              --------          --------
NET INCOME                                         $637,502          $284,765
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
      DEPRECIATION                                 $101,701           $96,048
      PROVISION FOR LOAN LOSSES                     $10,869           $42,262
      (GAIN)ON SALE OF REAL ESTATE OWNED                 $0         ($200,717)
      AMORTIZATION OF PREMIUMS ON
        SECURITIES AVAILABLE-FOR-SALE               $23,288           $26,945
      PROCEEDS FROM SALE OF LOANS HELD-FOR-SALE    $607,641        $4,081,012
      ORIGINATION OF LOANS HELD-FOR-SALE          ($113,110)      ($4,883,496)
      (GAIN) ON SALES OF LOANS HELD-FOR-SALE             $0          ($13,332)
      COMPENSATION EXPENSE - ESOP                  $115,967           $62,092
      COMPENSATION EXPENSE - MRDP                   $51,660                $0
DECREASE (INCREASE) IN:
      ACCRUED INTEREST RECEIVABLE                   $21,565         ($153,225)
      OTHER ASSETS                                ($317,434)         $175,877
      INCOME TAX RECEIVABLE                        $197,480         ($254,823)
INCREASE (DECREASE) IN:
      ACCRUED EXPENSES AND OTHER LIABILITIES       $173,338          $728,078
                                                 ----------         ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES      $1,510,467           ($8,514)
                                                 ----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
LOANS:
LOAN (ORIGINATIONS) AND PRINCIPAL PAYMENTS-NET  ($2,791,213)      ($3,017,575)
PURCHASES OF:
     LOANS RECEIVABLE                           ($3,647,320)      ($1,041,450)
     SECURITIES AVAILABLE-FOR-SALE              ($1,800,483)     ($16,014,757)
PROCEEDS FROM MATURITY OR REPAYMENT OF:
     SECURITIES AVAILABLE-FOR-SALE               $7,436,047        $6,587,962
PROCEEDS FROM SALE OR CALL OF:
     SECURITIES AVAILABLE-FOR-SALE                       $0          $150,000
EQUITY INVESTMENT IN BRIAR POINTE, LLC            ($694,632)               $0
EQUITY INVESTMENT IN BALES BROTHERS, INC. J.V.    ($467,995)               $0
INVESTMENT IN MRDP TRUST TO REPURCHASE STOCK    ($1,033,203)               $0
PROCEEDS FROM SALES OF REAL ESTATE OWNED                 $0          $362,704
CASH OUTFLOWS FOR PREMISES AND EQUIPMENT           ($94,810)         ($22,899)
                                                  ---------         ---------
  NET CASH PROVIDED BY INVESTING ACTIVITIES     ($3,093,609)     ($12,996,015)
                                                 ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE (DECREASE) IN:
  DEPOSITS                                          $85,086       ($2,425,248)
  ADVANCES FROM BORROWERS FOR TAXES AND INSURANCE  $171,885          $168,530
PROCEEDS FROM SALE OF COMMON STOCK                       $0       $14,708,750
EXECUTIVE DEFERRED COMPENSATION TRUST              ($23,914)               $0
DIVIDENDS PAID TO SHAREHOLDERS                    ($253,123)               $0
                                                -----------         ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES        ($20,066)      $12,452,032
NET INCREASE(DECREASE) IN CASH AND              -----------        ----------
    CASH EQUIVALENT                             ($1,603,208)         ($552,497)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                            $4,572,026        $2,855,944
CASH AND CASH EQUIVALENTS AT                     ----------        ----------
  END OF PERIOD                                  $2,968,818        $2,303,447
                                                 ==========        ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  CASH PAID DURING THE PERIOD FOR:
      INTEREST ON DEPOSITS                         $580,905          $610,346
      INCOME TAXES                                 $121,750          $102,301

NON-CASH TRANSACTIONS DURING THE PERIOD:
EXCHANGE OF COMMON STOCK FOR ESOP SHARES                           $1,322,500

CNS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles
      (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations and other data for the three months and nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1997.

      The unaudited consolidated financial statements include the amounts of CNS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, City National Savings Bank, FSB (the "Savings Bank") and the Savings Bank's wholly-owned subsidiary, Parity Insurance Agency, Inc., and its wholly-owned subsidiary, City National Real Estate, Inc., for the three months and nine months ended September 30, 1997. Material intercompany accounts and transactions have been eliminated in consolidation.

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

 (3)  Earnings Per Share

      Earnings per share for the three months and nine months ended September 30, 1997 have been calculated to be $.13 and $.42 respectively based upon the weighted average number of shares outstanding.

(4) Repurchase of stock:

      During the three months ended September 30, 1997 the Company repurchased 48,025 shares of common stock at an average price of $16.70 per share for the MRDP trust.

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

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Savings Bank's liquidity ratio was approximately 15.23% at September 30, 1997.

Commitments to originate adjustable-rate mortgage loans at September 30, 1997 were approximately $121,000. Commitments to originate fixed-rate mortgage loans at September 30, 1997 were approximately $255,000.

The thrift industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. From the early 1980's up until 1996, the Savings Bank has originated primarily adjustable-rate mortgage loans for it's loan portfolio. In early 1996 the Savings Bank began keeping some of the fixed rate loans it originates. As of September 30, 1997 the Savings Bank held adjustable-rate mortgage loans of $47 million or 71.36% of the total mortgage loans.

The Savings Bank is required to meet certain tangible, core and risk-based capital requirements. The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at September 30, 1997:

                                                            Percent of Adjusted
                                                  Amount       Total Assets
                                                       (Unaudited)
                                                  (Dollars in Thousands)

Tangible capital                                $18,655            19.92%
Tangible capital requirement                     $1,405             1.50%
                                                 ------------------------
Excess                                          $17,250            18.42%
                                                =======            ======

Core capital                                    $18,655            19.92%
Core capital requirement                         $2,809             3.00%
                                                 ------------------------
Excess                                          $15,846            16.92%
                                                =======            ======

Risk-based capital                              $19,034            40.19%
Risk-based capital requirement                   $3,789             8.00%
                                                 ------------------------
Excess                                          $15,245            32.19%
                                                =======            ======

Financial Condition

Assets decreased from $97.5 million at December 31, 1996 to $97.4 million at September 30, 1997. Cash and due from depository institutions decreased from $4.6 million at December 31, 1996 to $3 million at September 30, 1997 due to the funding of the CNS Bancorp, Inc. MRDP Trust to repurchase stock, the investment in Briar Pointe, LLC, a single family home development and the investment in a joint venture with Bales Brothers, Inc. Securities available-for-sale decreased from $27.6 million at December 31, 1996 to $21.9 million at September 30, 1997. Loans held-for-sale and loans receivable, net increased from $61.6 million at December 31, 1996 to $68.5 million at September 30, 1997 due primarily to the favorable interest rate environment during the period.

Equity in Briar Pointe, LLC is the result of an investment in June 1997 by CNS Bancorp, Inc. in a real estate joint venture in Waynesville, Mo. known as Briar Pointe Development Co., LLC. Briar Pointe, LLC will develop and sell 125 building lots for single family homes in a new subdivision known as Briar Pointe located in the city of Waynesville, Missouri. The project is expected to be completed within the next three years. CNS Bancorp, Inc. has a 55% interest and two individuals have a 45% interest. CNS Bancorp, Inc. will provide the financing and the individuals will provide the management for the project. CNS Bancorp, Inc. will receive interest on its investment at an interest rate of 8.5% and the manager will receive a management fee of $75,000. When all lots have been sold any profit will be shared with CNS Bancorp, Inc. to receive 55% and other investors to receive 45%. At September 30, 1997 nine lots had been sold at an average price of $19,000.

Equity in Bales Brothers, Inc. J.V. is the result of an investment in a joint venture which will be building single family homes for sale in the Briar Pointe subdivision. CNS Bancorp, Inc. provides the funds and Bales Brothers, Inc. provides the labor and management for the construction projects. CNS Bancorp, Inc. will receive interest on its investment at an interest rate of 8.5% and Bales Brothers, Inc. will receive compensation for its labor. When a house is sold any profit will be shared with CNS Bancorp, Inc. to receive 50% and Bales Brothers, Inc. to receive 50%. At September 30, 1997 Bales Brothers, Inc. had seven houses under construction in the Briar Pointe subdivision.

Deposits increased from $72.9 million at December 31, 1996 to $73.0 million at September 30, 1997. Accrued interest on deposits, advances from borrowers for taxes and insurance and accrued expenses and other liabilities also increased during the first nine months of 1997.

It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $310,000 at December 31, 1996 to $185,000 at September 30, 1997 as a result of the loans being paid current.

Results of Operations

Net earnings increased $364,000, or 211.48%, from ($172,000) for the three months ended September 30, 1996 to $192,000 for the three months ended September 30, 1997. Net earnings increased $353,000, or 123.87%, from $285,000 for the nine months ended September 30, 1996 to $638,000 for the nine months ended September 30, 1997. The primary reasons for the increase in net earnings were the increase in net interest income and the decrease in noninterest expense which was partially offset by a decrease in noninterest income due to two nonrecurring events in 1996 when profits were recognized from the sale of Texas REO and the cooperative ownership of a data center.

Net Interest Income

Net interest income increased $64,000, or 8.18%, from $781,000 for the three months ended September 30, 1996 to $845,000 for the three months ended September 30, 1997 and $585,000, or 29.62%, from $2.0 million for the nine months ended September 30, 1996 to $2.6 million for the nine months ended September 30, 1997. Total interest income increased $68,000, or 4.00%, from $1.7 million for the three months ended September 30, 1996 to $1.8 million for the three months ended September 30, 1997 and $461,000, or 9.56%, from $4.8 million for the nine months ended September 30, 1996 to $5.3 million for the nine months ended September 30, 1997. The increase in total interest income is due primarily to increases in interest income from mortgage loans and consumer and other loans which was partially offset by decreases in interest income from investment securities, mortgage-backed securities and other interest earnings assets. The increases in interest income from loans is a result of higher average balances and higher average yields from those assets in 1997 compared to the same time periods in 1996. During 1997, the Savings Bank reduced its portfolio of investments and mortgage-backed securities and increased it investment in higher yielding loans. Total interest expense increased $4,000, or .45%, from $918,000 for the three months ended September 30, 1996 to $922,000 for the three months ended September 30, 1997. Total interest expense decreased $124,00, or 4.37%, from $2.8 million for the nine months ended September 30, 1996 to $2.7 million for the nine months ended September 30, 1997. The decrease in interest expense is primarily due to a decrease in the average deposit balance outstanding during the first nine months of 1997 compared to the first nine months of 1996 when the stock conversion was completed.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay their loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses decreased from $40,000 for the three months ended September 30, 1996 to $16,000 for the three months ended September 30, 1997 and from $42,000 for the nine months ended September 30, 1996 to $11,000 for the nine months ended September 30, 1997. The decrease in the Bank's provision for loan losses is primarily due to the large recapture of loan losses during the first quarter of 1997 when a large commercial real estate loan which was classified at the end of 1996 was paid current.

Noninterest Income

Noninterest income increased $3,000, or 8.19%, from $42,000 for the three months ended September 30, 1996 to $45,000 for the three months ended September 30, 1997. Noninterest income decreased $210,000, or 60.18%, from $349,000 for the nine months ended September 30, 1996 to $139,000 for the nine months ended September 30, 1997. The primary reasons that noninterest income decreased in 1997 were the decrease in income from real estate owned and the gain in 1996 on the sale of other assets. The Savings Bank recognized a gain of $182,000 on the sale of Texas real estate owned and a gain of $38,000 from the sale of a cooperative ownership of a data center during the first nine months of 1996 and there was no such activity during 1997.

Noninterest Expense

Noninterest expense decreased $463,000, or 45.49%, from $1.0 million for the three months ended September 30, 1996 to $555,000 for the three months ended September 30, 1997 and $303,000, or 15.69%, from $1.9 million for the nine months ended September 30, 1996 to $1.6 million for the nine months ended September 30, 1997. The decrease in noninterest expense during 1997 is due primarily to a decrease in deposit insurance premiums which reflected the special assessment of $513,000 to recapitalize the SAIF fund in the third quarter of 1996. The decrease in noninterest expense is partially offset by increases in compensation and benefits and other noninterest expense. The increase in compensation and benefits is due primarily to the recognition of more ESOP and MRDP compensation during the first nine months of 1997 than in the first nine months of 1996. Other noninterest expenses increased primarily due to first time expenses resulting from operating as a public company.

Income Taxes

Income taxes increased from a benefit of ($64,000) for the three months ended September 30, 1996 to a provision of $128,000 for the three months ended September 30, 1997 and from $69,000 for the nine months ended September 30, 1996 to $425,000 for the nine months ended September 30, 1997. The increase in provision for income taxes is due primarily to the large decrease in taxable income and a change in the effective income tax rate. The effective income tax rates used to calculate the provision for income taxes in 1997 is 40%. A lower rate was applicable last year due primarily to non-taxable income which included gains on sale of real estate owned.

                       CNS BANCORP, INC. AND SUBSIDIARIES
                           PART II - Other Information

Item 1 - Legal Proceeding

      There are no material legal proceedings to which the Company or the Savings Bank is a party of or which any of their property is subject. From time to time, the Savings Bank is a party to various legal proceedings incident to its business.

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

                                CNS BANCORP, INC.
                                -----------------
                                  (Registrant)

DATE: November 13, 1997        BY:/s/ROBERT E. CHILES
      -----------------           -------------------
                                     Robert E. Chiles, President and
                                     Duly Authorized Officer

                               BY:/s/DAVID L. JOBE
                                  ----------------
                                     David L. Jobe, Treasurer and
                                     Chief Financial Officer