Form 10KSB40
period 1997-12-31
CNS BANCORP INC
filed 1998-03-31
CIK 1009670

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1997

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   Commission File Number: 0-26556

                           CNS BANCORP, INC.
-----------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                 Delaware                                  43-1738315
---------------------------------------------      ---------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                          I.D. Number)

427 Monroe Street, Jefferson City, Missouri                   65101
---------------------------------------------      ---------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (573) 634-3336
                                                   ---------------------------
Securities registered pursuant to Section 12(b)
 of the Act:                                                  None
                                                   ---------------------------
Securities registered pursuant to Section 12(g)
 of the Act:                           Common Stock, par value $.01 per share
                                       --------------------------------------
                                                   (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES   X    NO
                  -----     -----
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-K.
                                            -----
     The Registrant's revenues for the fiscal year under report were $7,258,125.

     As of March 2, 1998, there were issued and outstanding 1,644,598 shares of the Registrant's Common Stock. The Common Stock is listed for trading on the Nasdaq SmallCap Market under the symbol "CNSB." Based on the average of the bid and ask prices, the aggregate value of the Common Stock outstanding held by the nonaffiliates of the Registrant on March 2, 1998 was $25,550,556 (1,370,738 shares at $18.64 per share).

               DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997 ("Annual Report") (Parts I and II).

     2. Portions of Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III).

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

     The Savings Bank, founded in 1921, is a federally chartered savings bank located in Jefferson City, Missouri. The Savings Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Savings Bank's deposits are federally insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") System. The Savings Bank is a community oriented financial institution that engages primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans within the Savings Bank's market area. To a lesser extent, the Savings Bank's lending activities include the origination and purchase of multi-family, commercial real estate, construction, land, commercial and consumer and other loans.

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

     In general, the Company serves a limited growth market area with a relatively small population base. The Cole County economy is based primarily on the presence of the state capital and government, which has resulted in a high level of state government employees. Manufacturing and services also constitute a significant portion of the Cole County economy, with wholesale/retail trade, finance, insurance, real estate and agriculture also contributing. Conversely, Moniteau County is a much more rural county containing a number of small towns with an agriculture base, although a large percentage of residents also commute into Jefferson City or nearby Columbia or Sedalia for employment. Pulaski County's economy is dominated by the operations of Fort Leonard Wood, a major military installation and training center for all branches of the military. In general, the economy of the Company's market area has been relatively stable over the past decade.

Lending Activities

     General. The principal lending activity of the Company is the origination and purchase of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. To a lesser extent, the Company also originates and purchases multi-family, commercial real estate, construction, land, commercial and consumer and other loans. The Company's net loans receivable totaled $66.5 million at December 31, 1997, representing 67.9% of consolidated total assets.

     Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated. The Company had no concentration of loans exceeding 10% of total loans other than as disclosed below.
                                           At December 31,
                         ----------------------------------------------------
                               1997              1996             1995
                         ----------------  ----------------  ----------------
                         Amount   Percent  Amount   Percent  Amount   Percent
                         ------   -------  ------   -------  ------   -------
                                      (Dollars in Thousands)
Mortgage loans:
 One- to four-family .  $52,262   76.63%  $48,318   76.57%  $43,609   80.79%
 Multi-family. . . . .    5,234    7.68     3,617    3.73     3,584    6.64
 Commercial. . . . . .    7,034   10.31     5,642    8.94     3,781    7.00
 Construction. . . . .    1,620    2.38     2,685    4.26     1,720    3.19
 Land. . . . . . . . .      109    0.16       135    0.21       159    0.29
   Total mortgage       -------  ------   -------  ------   -------  ------
    loans. . . . . . .   66,263   97.16    60,397   95.71    52,853   97.91
                        -------  ------   -------  ------   -------  ------
Commercial loans . . .      425    0.62     1,206    1.91        --      --
Consumer and other
 loans . . . . . . . .    1,513    2.21     1,498    2.38     1,128    2.09
                        -------  ------   -------  ------   -------  ------
   Total loans . . . .   68,201  100.00%   63,101  100.00%   53,981  100.00%
                        -------  ======   -------  ======   -------  ======
Less:
 Loans in process. . .    1,287             1,728             1,049
 Deferred loan fees and
  discounts. . . . . .       14                10                 1
 Allowance for loan
  losses . . . . . . .      388               382               319
   Total loans          -------           -------           -------
    receivable, net. .  $66,512           $60,981           $52,612
                        =======           =======           =======

     Residential Real Estate Lending. The primary lending activity of the Company is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. The Company also originates home equity loans and second mortgages secured by one- to four-family homes. At December 31, 1997, $52.3 million, or 76.6% of the Company's total loan portfolio, consisted of loans secured by one- to four-family residences. Of this amount, $4.9 million were home equity or second mortgage loans. The Company presently originates both adjustable rate mortgage ("ARM") loans and fixed-rate mortgage loans. The Company's loans are generally underwritten and documented in accordance with the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company generally retains in its portfolio all of the ARM loans that it originates and may sell to FHLMC the fixed-rate mortgage loans that it originates. Generally, the Company sells whole loans on a servicing-retained basis. All loans are sold without recourse. The Company's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. Currently, fixed-rate residential loans with yields greater than 7.5% and terms of 30 years or less are retained in the Company's loan portfolio to meet the Company's asset/liability management objectives. See "-- Lending Activities -- Loan Originations, Sales and Purchases." At December 31, 1997, $46.3 million, or 67.9%, of the Company's total loans were subject to periodic interest rate adjustments.

     The Company offers ARM loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Company meet the underwriting standards of FHLMC even though the Company originates ARM loans primarily for its own portfolio. The Company offers several ARM products that adjust annually after an initial period ranging from one to five years. Certain ARM loans are originated with an option to convert the loan to a 30-year fixed-rate loan at the then prevailing market interest rate. These ARM products utilize the weekly average yield on one-year or three-year U.S. Treasury securities adjusted to a constant maturity ("CMT") of one or three years plus a margin of 2.75% to 3.0%. ARM loans held in the Company's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Prior to March 1, 1995, when the Savings Bank switched from a state mutual charter to a federal mutual charter, the Savings Bank offered ARM loans that were based on the Savings Bank's cost of funds. The Company currently offers ARM loans with initial rates below those which would prevail under the foregoing computations, determined by the Company based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. At December 31, 1997, the initial interest rate on ARM loans offered by the Company ranged from 1.0% to 1.625% below the fully indexed rate for such loans. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Company's ARM loans is generally 1.0% to 2.0% per adjustment period and the lifetime interest rate cap is generally 5.0% to 6.0% over the initial interest rate of the loan. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

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

     Multi-Family Residential and Commercial Real Estate Lending. The Company engages in a moderate amount of multi-family residential and commercial real estate lending, primarily in the local Jefferson City market area. As market conditions permit, the Company intends to sell participation interests in the larger multi-family loans that it originates. The Company also participates in multi-family and commercial real estate loans with other Missouri financial institutions on in-state properties. At December 31, 1997, the Company's loan portfolio included $5.2 million in multi-family real estate loans and $7.0 million in commercial real estate loans.

     Multi-family and commercial real estate loans originated by the Company have either fixed or adjustable interest rates and are generally for terms of 15 years. The maximum loan-to-value ratio for multi-family and commercial real estate loans is generally 75%. Multi-family loans generally are secured by small to medium sized projects. The Company's commercial real estate loan portfolio generally consists of loans secured by small office buildings and small commercial properties, most of which are located in central Missouri. Appraisals on properties which secure multi-family and commercial real estate loans are performed by an independent appraiser engaged by the Company before the loan is made. Underwriting of multi-family and commercial real estate loans includes a thorough analysis of the cash flows generated by the real estate to support the debt service and the financial resources, experience, and income level of the borrowers. Annual operating statements on each multi-family and commercial real estate loan are required and reviewed by management. Multi-family and commercial real estate loans and loan participations that are purchased by the Company are underwritten to the Company's standards.

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

     Construction Lending. The Company originates residential construction loans to individuals and, occasionally, to builders, to construct one- to four-family homes. In addition, from time to time the Company originates or participates in construction loans for multi-family or commercial properties. At December 31, 1997, the Company's construction loan portfolio totaled $1.6 million, or 2.4% of total loans. At such date, the Company's construction loan portfolio consisted of nine residential construction loans totaling $1.0 million and one commercial construction loan totaling $598,000.

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

     Land Lending. The Company occasionally originates loans for the acquisition of land upon which the purchaser can then build or upon which the purchaser makes improvements necessary to build upon or to sell as improved lots. At December 31, 1997, the Company's land loan portfolio totaled $109,000 and consisted of 2 loans. Land loans originated by the Company have a term to maturity of up to three years and are based on a ten-year amortization schedule.

     Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because such loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Company may be confronted with a property the value of which is insufficient to assure full repayment. The Company attempts to minimize this risk by limiting the maximum loan-to-value ratio on loans secured by undeveloped land to 65% and by improved lots to 85%.

     Commercial Lending.   The Company has recently expanded its lending
activities to include commercial business lending. At December 31, 1997, the Company's loan portfolio included $425,000 in commercial loans.

     Commercial loans originated by the Company have both fixed and adjustable rates and are generally for terms of five to 10 years. These loans are typically secured by equipment, inventory or other available assets. Commercial loans generally have shorter terms and higher interest rates than mortgage loans. The security on these loans is usually more difficult to evaluate and monitor and often depreciates rapidly. Because the repayment on these loans is often dependent on successful operation and management of a business, repayment may be adversely affected by changes in the economy or the specific industry of the business. The Company attempts to minimize risks by scrutinizing the financial condition and creditworthiness of the borrower and the quality of the collateral. The Company also obtains personal guarantees on commercial loans from financially capable parties based on a review of personal financial statements.

     Consumer and Other Lending. Consumer lending traditionally has been a small part of the Company's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Company's consumer and other loans consist primarily of deposit account loans, unsecured loans and automobile loans. At December 31, 1997, the Company's consumer and other loans totaled approximately $1.5 million, or 2.2%, of the Company's total gross loans. The Company makes deposit account loans with the account pledged as collateral to secure the loan. Loans may be made up to 90% of the account balance. Deposit account loans are payable in monthly payments of principal and interest or in a single payment. At December 31, 1997, total loans on deposit accounts amounted to $651,000. The Company makes unsecured loans to individuals for personal, family or household purposes up to a maximum of $5,000. Generally, unsecured loans are made to current customers with an established relationship with the Company. Such loans may be for a term of up to 24 months. At December 31, 1997, unsecured loans totaled $408,000.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 1997, the Company had no material delinquencies in its consumer loan portfolio.

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Company's actual repayment experience to differ from that shown below.

                                  After    After    After
                                  1 Year   3 Years  5 Years
                         Within   Through  Through  Through  Beyond
                         One Year 3 Years  5 Years  10 Years 10 Years  Total
                         -------- -------  -------  -------- --------  -----
                                           (In Thousands)
Mortgage loans:
  One- to four-family. . $  844   $  467   $2,114   $6,495  $42,346   $52,266
  Multi-family . . . . .  1,059      715       --       --    3,460     5,234
  Commercial . . . . . .    657      398       23    2,451    3,505     7,034
  Construction . . . . .  1,366       --       --       --      254     1,620
  Land . . . . . . . . .     --       52       57       --       --       109
Commercial loans . . . .     --       --       58      119      248       425
Consumer and other loans    849      313      245       99        7     1,513
                         ------   ------   ------   ------  -------   -------
    Total gross loans. . $4,775   $1,945   $2,497   $9,164  $49,820   $68,201
                         ======   ======   ======   ======  =======   =======

     The following table sets forth the dollar amount of all loans due after December 31, 1998, which have fixed interest rates and have floating or adjustable interest rates.

                                  Fixed-     Floating- or
                                  Rates      Adjustable-Rates     Total
                                  -----      ----------------     -----
                                             (In Thousands)

Mortgage loans:
  One- to four-family. . . . .   $14,366         $37,056         $51,422
  Multi-family . . . . . . . .       219           3,956           4,175
  Commercial . . . . . . . . .     4,732           1,645           6,377
  Construction . . . . . . . .       254              --             254
  Land . . . . . . . . . . . .        28              81             109
Commercial loans . . . . . . .        60             365             425
Consumer and other loans . . .       594              70             664
                                 -------         -------         -------
    Total gross loans. . . . .   $20,253         $43,173         $63,426
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

     Loan Originations, Sales and Purchases. While the Company originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market.
Of the $23.7 million of loans originated and purchased during 1997, 42.4% were adjustable loans and 57.6% were fixed-rate loans.

     In recent periods, the Company has sold its 30-year and 20-year and a portion of its 15-year fixed-rate single-family residential mortgage loans to the FHLMC. Currently, the Company is selling most of its fixed-rate mortgage loans. Sales are made on a non-recourse basis. Sales of loans for the years ended December 31, 1997, 1996, and 1995 totaled $1.5 million, $4.1 million and $1.7 million, respectively. The Company generally sells loans on a servicing-retained basis. See "-- Lending Activities -- Loan Servicing." At December 31, 1997, the Company had $447,000 in net loans held for sale.

     The Company also purchases whole loans and loan participation interests, primarily during periods of reduced loan demand in its market area. It has been the practice of the Company in recent years only to purchase loans secured by real estate located in Missouri. All purchases are made in conformance with the Company's underwriting standards.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                        Year Ended December 31,
                                       -------------------------
                                       1997       1996      1995
                                       ----       ----      ----
                                            (In Thousands)
Loans originated:
Mortgage loans:
  One- to four-family. . . . .      $14,555    $11,900   $ 8,319
  Multi-family . . . . . . . .           --         --       168
  Commercial . . . . . . . . .        1,315      2,622     1,850
  Construction . . . . . . . .        1,148      2,861     1,721
  Land . . . . . . . . . . . .           49         30       180
Commercial loans . . . . . . .          415      1,237        --
Consumer and other loans . . .        1,894      1,734     1,176
                                    -------    -------   -------
    Total loans originated . .       19,376     20,384    13,414
                                    -------    -------   -------
Loans purchased:
Mortgage loans:
  One- to four-family. . . . .        3,140      1,547     1,918
  Multi-family . . . . . . . .          551      2,604     1,272
  Commercial . . . . . . . . .          625      1,439     1,010
                                    -------    -------   -------
    Total loans purchased. . .        4,316      5,590     4,200
                                    -------    -------   -------
Loans sold:
 Total loans sold . . . . . .         1,524      4,081     1,679
                                    -------    -------   -------
Mortgage loan principal
 repayments. . . . . . . . . .       16,636     13,524     8,176
                                    -------    -------   -------
Net increase in loans
 receivable, net . . . . . . .      $ 5,532    $ 8,369   $ 7,759
                                    =======    =======   =======

     Loan Commitments. The Company issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from the date of loan approval. The Company had outstanding net loan commitments of approximately $433,000 and lines of credit of $453,000 at December 31, 1997.

     Loan Origination and Other Fees. The Company, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan which is charged to the borrower for funding the loan. The amount of fees charged by the Company is currently $300 for loans secured by single-family homes and up to $500 for larger loans. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Company had $14,000 of net deferred mortgage loan fees at December 31, 1997.

     Loan Servicing. The Company sells loans to FHLMC and private investors on a servicing retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. At December 31, 1997, the Company was servicing $18.4 million of loans for FHLMC and $2.4 million of loans for private investors. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Company receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. For the year ended December 31, 1997, loan servicing fees totaled $64,000. In addition, the Company retains certain amounts in escrow for the benefit of FHLMC for which the Company incurs no interest expense but is able to invest. At December 31, 1997, the Savings Bank held $11,000 in escrow for its portfolio of loans serviced for others.

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

                                                  At December 31,
                                           ---------------------------
                                           1997        1996       1995
                                           ----        ----       ----
                                             (Dollars in Thousands)
Loans accounted for on
  a nonaccrual basis:
   Mortgage loans:
    One- to four-family. . . . . . . .     $132        $145       $ 88
    Commercial . . . . . . . . . . . .       --         165         --
                                           ----        ----       ----
      Total. . . . . . . . . . . . . .      132         310         88
                                           ----        ----       ----
Accruing loans which are
 contractually past due
 90 days or more . . . . . . . . . . .       --          --         --
                                           ----        ----       ----
Total nonaccrual and
 90 days past due loans. . . . . . . .      132         310         88
                                           ----        ----       ----
Real estate owned, net . . . . . . . .       --          --        162
                                           ----        ----       ----
   Total nonperforming assets. . . . .     $132        $310       $250
                                           ====        ====       ====
Restructured loans . . . . . . . . . .     $ 85        $228       $344

Nonaccrual and 90 days or more
 past due loans as a percentage
 of loans receivable, net. . . . . . .     0.19%       0.51%      0.17%

Nonaccrual and 90 days or more
 past due loans as a percentage
 of total assets . . . . . . . . . . .     0.13        0.32       0.10

Nonperforming assets as a
 percentage of total assets. . . . . .     0.13        0.32       0.29

     Interest income that would have been recorded for the year ended December 31, 1997 had nonaccruing loans been current in accordance with their original terms amounted to approximately $6,000. The amount of interest included in interest income on such loans for the year ended December 31, 1997 amounted to approximately $6,000.

     Real Estate Owned and Held for Investment. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, REO held for sale is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At December 31, 1997, the Company had no REO.

     In June 1997, the Company invested in a real estate joint venture in Waynesville, Missouri, known as Briar Pointe Development Co., LLC. At
December 31, 1997, the Company's investment was $653,000.   Briar Pointe, LLC
will develop and sell 125 building lots for single family homes in a new subdivision known as Briar Pointe located in the city of Waynesville, Missouri. The project is expected to be completed within the next three years. The Company will provide the financing and the other joint venture party will provide the management for the project. When all lots have been sold any net profit will be shared with the Company to receive 55% and other joint venture party to receive 45%. Through December 31, 1997, 13 lots have been sold at an average price of $18,800.

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

     At December 31, 1997, the Company had $4,000 of assets classified as loss, which consisted of two consumer loans. Assets classified as doubtful or substandard totaled approximately $224,000 and consisted of five substandard mortgage loans secured by single family homes and one doubtful loan secured by a commercial property. The aggregate amounts of the Company's classified assets, and of the Company's general and specific loss allowances at the dates indicated, were as follows:

                                         At December 31,
                                         ---------------
                                         1997       1996
                                         ----       ----
                                         (In Thousands)

Loss . . . . . . . . . . . . .           $  4      $1,255
Doubtful . . . . . . . . . . .             66          73
Substandard assets . . . . . .            157         465
                                         ----      ------
  Total classified assets. . .           $227      $1,793
                                         ====      ======

General loss allowances. . . .           $374      $  367
Specific loss allowances . . .             14       1,265
                                         ----      ------
  Total allowances . . . . . .           $388      $1,632
                                         ====      ======

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

     At December 31, 1997, the Company had an allowance for loan losses of $388,000. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                          Year Ended December 31,
                                          -----------------------
                                          1997      1996    1995
                                          ----      ----    ----
                                          (Dollars in Thousands)

Allowance at beginning of
 period. . . . . . . . . . . . . . .      $383      $319     $195
                                          ----      ----     ----
Provision for loan losses. . . . . .         5        64      124
                                          ----      ----     ----
Total recoveries . . . . . . . . . .        --        --       --
                                          ----      ----     ----
Total charge-offs. . . . . . . . . .        --        --       --
                                          ----      ----     ----
Net charge-offs. . . . . . . . . . .        --        --       --
                                          ----      ----     ----
 Balance at end of
  period . . . . . . . . . . . . . .      $388      $383     $319
                                          ====      ====     ====
Allowance for loan losses as a
 percentage of total loans outstanding
 at the end of the period. . . . . .      0.58%     0.62%    0.60%

Net charge-offs as a
 percentage of average loans
 outstanding during the period . . .        --        --       --

Allowance for loan losses as a
 percentage of nonperforming
 loans at end of period. . . . . . .    293.94    123.50   362.50

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

                                          At December 31,
                           -------------------------------------------------
                                1997            1996            1995
                           --------------- --------------- -----------------
                                   % of            % of            % of
                                   Loans           Loans           Loans
                                   in Each         in Each         in Each
                                   Category        Category        Category
                                   to Total        to Total        to Total
                           Amount  Loans   Amount  Loans   Amount  Loans
                           ------  -----   ------  -----   ------  -----
                                        (Dollars in Thousands)

Mortgage loans:
  One- to four-family. . .  $204   76.63%   $180   76.57%   $185   80.79%
  Multi-family . . . . . .    52    7.68      48    5.73      36    6.64
  Commercial . . . . . . .   103   10.31     109    8.94      77    7.00
  Construction . . . . . .     3    2.38      18    4.26       7    3.19
  Land . . . . . . . . . .     1    0.16       1    0.21       2    0.29
Commercial loans . . . . .     4    0.62      12    1.91      --      --
Consumer and other loans .    13    2.21      15    2.38      12    2.09
Unallocated. . . . . . . .     8     N/A      --     N/A      --     N/A
                            ----  ------    ----  ------    ----  ------
    Total allowance for
     loan losses . . . . .  $388  100.00%   $383  100.00%   $319  100.00%
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

     The following table sets forth the composition of the Company's investment and mortgage-backed securities portfolios at the dates indicated, all of which were classified as available for sale.


                                          At December 31,
                      ------------------------------------------------------
                             1997               1996            1995
                      ----------------  -----------------  -----------------
                      Carry- Percent    Carry-  Percent    Carry-  Percent
                      ing       of      ing        of      ing       of
                      Value  Portfolio  Value   Portfolio  Value   Portfolio
                      -----  ---------  -----   ---------  -----   ---------
                                    (Dollars in Thousands)

Investment securities:
  U.S. Government and
   federal agency
   obligations . .    $ 5,806   26.79%  $10,112   36.67%  $ 3,986   15.65%
  Mutual funds . .      5,376   24.81     5,452   19.77     7,558   29.67
                      -------  ------   -------  ------   -------  ------
   Total investment
    securities . .     11,182   51.60    15,564   56.44    11,544   45.32
Mortgage-backed
 securities. . . .     10,489   48.40    12,010   43.56    13,926   54.68
                      -------  ------   -------  ------   -------  ------
   Total available
    for sale . . .    $21,671  100.00%  $27,574  100.00%  $25,470  100.00%
                      =======  ======   =======  ======   =======  ======


     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's investment and mortgage-backed securities at
December 31, 1997.

                                            At December 31, 1997
                   --------------------------------------------------------------
                                      Amount Due or Repricing within:
                                       Over One to    Over Five to
                   One Year or Less    Five Years     Ten Years    Over Ten Years     Totals
                   ------------------ --------------- ------------ -------------- -----------------
                             Weighted        Weighted       Weighted      Weighted         Weighted
                   Carry-    Aver-    Carry-  Aver-  Carry- Aver-  Carry- Aver-   Carry-   Aver-
                   ing       age      ing     age    ing    age    ing    age     ing      age
                   Value     Yield    Value   Yield  Value  Yield  Value  Yield   Value    Yield
                   -----     -----   -----    -----  -----  -----  -----  -----   -----    -----
                                                (Dollars in Thousands)
U.S. Government and
  federal agency
  obligations. .   $ 4,000    5.98%  $1,806   5.87%  $ --     --%  $ --     --%  $ 5,806   5.94%
Mutual funds . .     5,376    6.04       --     --     --     --     --     --     5,376   6.04
Mortgage-backed
 securities  . .     9,924    5.93      179   7.84    261   7.31    130   9.00    10,489   6.03
                   -------           ------          ----          ----          -------
 Total . . . . .   $19,300    5.96   $1,980   6.06   $261   7.31   $130   9.00   $21,671   6.01
                   =======           ======          ====          ====          =======

     Mutual Funds. The Company's portfolio of mutual funds consists of two funds, an adjustable-rate mortgage-backed securities fund, which had a fair value of $974,000 ($990,000 at amortized cost) and yielded 5.41% at December 31, 1997, and a government securities fund, which had a fair value of $4.4 million ($5.0 million at amortized cost) and yielded 5.80% at December 31, 1997.

     U.S. Government and Federal Agency Obligations. The Company's portfolio of U.S. Government and federal agency obligations had a fair value of $5.8 million ($5.8 million at amortized cost) at December 31, 1997. The portfolio consisted of short-term securities due within two years of December 31, 1997, all of which are held in the Company's available for sale portfolio.

     Mortgage-Backed Securities. At December 31, 1997, the Company's net mortgage-backed securities totaled $10.5 million at fair value ($10.7 million at amortized cost) and had a weighted average yield of 6.03%. At December 31, 1997, 96.3% of the mortgage-backed securities were adjustable-rate and 3.7% were fixed-rate. The Company purchased most of its mortgage-backed securities in 1991 through 1993 and has not purchased any mortgage-backed securities since that time. The Company currently intends to use available funds to invest in higher yielding loans and does not intend to increase its mortgage-backed securities portfolio.

     Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, Fannie Mae and the Government National Mortgage Association. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company. These types of securities also permit the Company to optimize its regulatory capital because they have low risk weighting.

     At December 31, 1997, $261,000 of the Company's mortgage-backed securities had contractual maturities under 10 years and the remainder had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

     The following table sets forth information concerning the Company's time deposits and other interest-bearing deposits at December 31, 1997.

Weighted                                                             Percent-
Average                                                              age
Interest            Checking and               Minimum               of Total
Rate    Term        Savings Deposits           Amount      Balance   Deposits
----    ----        ----------------           ------      -------   --------
                                                        (In Thousands)

  --%   None        Non-interest-bearing       $  100      $   480     0.66%
2.75    None        NOW                           100        4,015     5.51
3.83    None        Money Market Deposit        1,000        5,340     7.33
2.84    None        Regular savings                10        6,738     9.25

                    Certificates of Deposit
                    -----------------------
4.80    7-31 Day    Fixed term, fixed rate      2,500          110     0.15
5.10    32-181 Day  Fixed term, fixed rate      1,000        1,159     1.59
5.26    182 Day     Fixed term, fixed rate      1,000        8,346    11.45
5.63    9 Mo.       Fixed term, fixed rate      1,000          715     0.98
5.50    12 Mo.      Fixed term, fixed rate        500       16,242    22.29
5.49    15 Mo.      Fixed term, fixed rate        500        3,049     4.18
5.61    18 Mo.      Fixed term, fixed rate        500        3,538     4.85
5.61    24 Mo.      Fixed term, fixed rate        500        7,492    10.28
5.78    30 Mo.      Fixed term, fixed rate        500        5,204     7.14
5.84    36 Mo.      Fixed term, fixed rate        500        3,020     4.14
5.90    48 Mo.      Fixed term, fixed rate        500        7,435    10.20
                                                           -------   ------
                    Total                                  $72,883   100.00%
                                                           =======   ======

     The following table indicates the amount of the Company's jumbo certificates of deposit by time remaining until maturity as of December 31, 1997. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

     Maturity Period                  Amount
     ---------------                  ------
                                  (In Thousands)

Three months or less . . . . .       $  523
Over three through six months.        1,279
Over six through 12 months . .          441
Over 12 months . . . . . . . .          724
     Total jumbo certificates        ------
      of deposit . . . . . . .       $2,967
                                     ======


     Deposit Flow.  The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Company between the dates indicated.

                                                                   At December 31,
                                -------------------------------------------------------------------------
---
                                          1997                          1996                     1995
                                ----------------------------  ---------------------------  --------------
---
                                         Percent                      Percent
Percent
                                           of      Increase             of      Increase               of
                                Amount   Total    (Decrease)  Amount   Total   (Decrease)  Amount
Total
                                ------   -----    ----------  ------   -----   ----------  ------    ----
-
                                                             (Dollars in Thousands)
Noninterest-bearing. . . . .    $   480    0.66%   $  (168)  $   648    0.89%   $   146   $   502
0.66%
NOW checking . . . . . . . .      4,015    5.51        560     3,455    4.74       (329)    3,784
4.98
Regular savings accounts . .      6,738    9.25         25     6,713    9.21       (840)    7,553
9.95
Money market deposit accounts
 ("MMDAs") . . . . . . . . .      5,340    7.33        434     4,906    6.73        313     4,593
6.05
Fixed-rate certificates which
 mature:
  Within 1 year. . . . . . .     40,389   55.41     (1,068)   41,457   56.88      3,122    38,335
50.49
  After 1 year, but within
   2 years . . . . . . . . .      8,729   11.97     (1,725)   10,454   14.35     (3,819)   14,273
18.80
  After 2 years, but within
   5 years . . . . . . . . .      7,192    9.87      1,945     5,247    7.20     (1,644)    6,891
9.07
                                -------- ------    -------   -------  ------    -------   -------   -----
-
  Total deposits . . . . . .    $72,883  100.00%   $     3   $72,880  100.00%   $(3,051)  $75,931
100.00%
                                =======  ======    =======   =======  ======    =======   =======
======

                                                               -18-

     Time Deposits by Rates. The following table sets forth the Company's time deposits categorized by rates at the dates indicated.

                                     At December 31,
                                ------------------------
                                1997      1996      1995
                                ----      ----      ----
                                     (In Thousands)

0.00 - 3.99% . . . . . .      $    13   $     13    $   521
4.00 - 4.99% . . . . . .          471      4,103      8,166
5.00 - 5.99% . . . . . .       49,273     42,919     36,314
6.00 - 6.99% . . . . . .        6,474     10,050     14,415
7.00 - 7.99% . . . . . .           78         73         83
                              -------    -------    -------
  Total . . . . . . . .       $56,309    $57,158    $59,499
                              =======    =======    =======

     The following table sets forth the amount and maturities of time deposits at December 31, 1997.

                                         Amount Due
                          ------------------------------------------
                          Less Than  1-2        2-3        3 Years
                          One Year   Years      Years      and After  Total
                          --------   -----      -----      ---------  -----
                                           (In Thousands)


0.00 - 3.99% . . . . . .  $    13    $   --     $   --     $   --    $    13
4.00 - 4.99% . . . . . .      471        --         --         --        471
5.00 - 5.99% . . . . . .   37,323     5,234      4,709      2,007     49,273
6.00 - 6.99% . . . . . .    2,582     3,417        307        168      6,474
7.00 - 7.99% . . . . . .       --        78         --         --         78
                          -------    ------     ------     ------    -------
  Total. . . . . . . . .  $40,389    $8,729     $5,016     $2,175    $56,309
                          =======    ======     ======     ======    =======

    Deposit Activity. The following table sets forth the deposit activities of the Company for the periods indicated.


                                         Year Ended December 31,
                                  -------------------------------------
                                    1997         1996           1995
                                    ----         ----           ----
                                            (In Thousands)

Beginning balance. . . . . . .    $72,880       $75,931       $79,493
Net deposits (withdrawals)
 before interest credited. . .     (2,905)       (6,058)       (6,470)
Interest credited. . . . . . .      2,908         3,007         2,908

Net increase (decrease) in
 deposits. . . . . . . . . . .          3        (3,051)       (3,562)
                                  -------       -------       -------
Ending balance . . . . . . . .    $72,883       $72,880       $75,931
                                  =======       =======       =======

     Borrowings. Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company has the ability to use advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des

Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Des Moines, the Company is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 1997, the Company had $596,000 borrowed from the FHLB-Des Moines. The Company borrowed $600,000 on a mortgage match advance in October 1997 to fund a loan on commercial property with a yield to the Company of 8.50%. At December 31, 1996 and 1995, the Company had no borrowings from the FHLB-Des Moines outstanding.

     The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                               Year Ended December 31,
                                               -----------------------
                                               1997     1996      1995
                                               ----     ----      ----
                                                (Dollars in Thousands)
Amount of FHLB advances outstanding at
 end of period . . . . . . . . . . . . . . .   $596     $  --     $  --
Maximum amount of FHLB advances outstanding
  at any month end . . . . . . . . . . . . .    600        --        --
Approximate average FHLB advances
  outstanding during the period. . . . . . .    164         4         1
Approximate weighted average rate paid on
  FHLB advances during the period. . . . . .   6.10%     5.40%     6.72%
Weighted average rate paid on FHLB
  advances at end of period. . . . . . . . .   6.35        --        --

Competition

     The Company operates in a competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from local commercial banks, credit unions and other thrifts operating in its market area. As of December 31, 1997, there were ten commercial banks and two other thrifts operating in Cole County, Missouri. Most of these financial institutions are locally-owned community oriented banks and thrifts, however, there are two subsidiaries of larger regional holding companies. As a result of this competition, the Company at times has suffered deposit declines and loss of market share. The Company's branches in California, Tipton and St. Robert, Missouri also face competition from other financial institutions. Particularly in times of high interest rates, the Company has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Company's competition for loans also comes from mortgage bankers. Such competition for deposits and the origination of loans may limit the Company's growth in the future.

Personnel

     As of December 31, 1997, the Company had 27 full-time and 2 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Subsidiary Activities

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 2% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its service corporation, Parity Insurance Agency, Inc. ("Parity"), did not exceed these limits at December 31, 1997.

     Parity is a wholly owned subsidiary of the Savings Bank. Parity previously sold mortgage life and disability insurance to the Savings Bank's borrowers and continues to collect commissions. Parity also owns City National Real Estate, Inc., which is inactive. At December 31, 1997, the Savings Bank's investment in its subsidiaries was $487,000.

Joint Venture

     In 1997, the Company invested in Bales Brothers, Inc. J. V., a joint venture which will be building single family homes for sale in the Briar Pointe subdivision in Waynesville, Missouri. Under the terms of the joint venture, the Company provides the funds and Bales Brothers, Inc. provides the labor and management for the construction projects. When a house is sold, any net profit will be shared with the Company to receive 50% and Bales Brothers, Inc. to receive 50%. At December 31, 1997 Bales Brothers, Inc., J.V. had four houses under construction in the Briar Pointe subdivision. The Company's interest in the joint venture at December 31, 1997 was $382,000. See Note 8 of the Notes to Consolidated Financial Statements.

                            REGULATION
General

     The Savings Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Savings Bank's mortgage documents. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Savings Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS and the Securities and Exchange Commission ("SEC").

     Legislation has been introduced into Congress that would consolidate the OTS with the Office of the Comptroller of the Currency, which regulates national banks. If this or similar legislation is enacted into law, the Savings Bank could be forced to become a state or national bank and become subject to regulation by a different government agency. If the Savings Bank is required to change charters, its activities and investment authority and the ability of the Company to engage in diversified activities may be altered or limited. It is impossible at this time to predict whether such legislation will be passed or the impact of any such legislation on the operations of the Savings Bank and the Company.

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

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner. The Savings Bank, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. The Savings Bank is in compliance with this requirement with an investment in FHLB-Des Moines stock of $939,000 at December 31, 1997. Among other benefits, the FHLB-Des Moines provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Savings Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Savings Bank.

     The Savings Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Savings Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

     Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980's to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Savings Bank.

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

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements.

     Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

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

     At December 31, 1997, the Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings, and (viii) compensation, fees and benefits. The regulations set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the regulations, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code of 1986, as amended ("Code") or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Federal Home Loan Mortgage Corporation or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1997, the Savings Bank was in compliance with the QTL test.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. An institution that fails to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Prompt Corrective Action."

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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk- weighted assets.

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

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association has capital below the minimum capital requirement (either before or after the proposed capital distribution). A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

     The Savings Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1997, the Savings Bank's limit on loans to one borrower was $3.6 million. At December 31, 1997, the Savings Bank's largest aggregate amount of loans to one borrower was $1.4 million.

     Activities of Associations and their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Savings Bank to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Savings Bank has not been significantly affected by the rules regarding transactions with affiliates.

     The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations generally require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Generally, Regulation O also places individual and aggregate limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Community Reinvestment Act. Under the federal CRA, all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Savings Bank received a "satisfactory" rating as a result of its latest evaluation.

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

     Holding Company Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Banks -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                             TAXATION

Federal Taxation

     General. The Company and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company.

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

     In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-

1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Savings Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if the Company or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. There have not been any IRS audits of the Savings Bank's Federal income tax returns or audits of the Savings Bank's state income tax returns during the past five years.

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

Item 2.  Description of Property
--------------------------------

     The Company operates five full service facilities, all of which it owns. At December 31, 1997, the net book value of the property (including land and building) and the Company's fixtures, furniture and equipment was $1.6 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

     The information contained under the section captioned "Price Range of Common Stock" on page 46 of the 1997 Annual Report to Stockholders ("Annual Report") is incorporated herein by reference.

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

Item 7.   Financial Statements
------------------------------

    (a)  Financial Statements
         Independent Auditor's Report*
         Consolidated Statements of Financial Condition as of December 31,
          1996 and 1997*
         Consolidated Statements of Income for the Years Ended
          December 31, 1995, 1996 and 1997
         Consolidated Statements of Changes in Stockholders' Equity for the
          Years Ended December 31, 1995, 1996 and 1997
         Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1995, 1996 and 1997
         Notes to the Consolidated Financial Statements*

        * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

    Not applicable.

                               PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company.

Name                    Age(1)        Position
----                    ------        --------

Richard E. Caplinger      64          Chairman of the Board

Robert E. Chiles          62          President and Chief Executive Officer

David L. Jobe             49          Treasurer and Secretary

     The following table sets forth certain information regarding the executive officers of the Bank.

Name                    Age(1)         Position
----                    ------         --------

Richard E. Caplinger      64           Chairman of the Board

Robert E. Chiles          62           President and Chief Executive Officer

David L. Jobe             49           Secretary and Treasurer

Delphine E. Prenger       60           Vice President

--------------
(1)  As of December 31, 1997.

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

      Richard E. Caplinger is co-owner of Caplinger's Inc., a mens' specialty retailer, with which he has been associated since 1952. Mr. Caplinger has served as a Director since 1975 and as Chairman of the Board of Directors of the Company since 1996 and of the Savings Bank since 1993. He currently serves on the Planning Committee, the Budget and Salary Committee and the Compliance Committee. Mr. Caplinger is also chairman of the Jefferson City Community Betterment Association and a member of the small business task force of the Jefferson City Chamber of Commerce.

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

    10.1 Employment Agreement with Robert E. Chiles (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
    10.2 CNS Bancorp, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 19, 1997)
    10.3 CNS Bancorp, Inc. 1997 Management Recognition and Development Plan (incorporated by reference as Exhibit B to the Company's Proxy Statement dated March 19, 1997)
    13    Annual Report to Stockholders
    21    Subsidiaries of the Registrant
    23    Consent of Independent Auditors
    27    Financial Data Schedule

    (b)   Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                            SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CNS BANCORP, INC.


Date:  March 27, 1998           By: /s/ Robert E. Chiles
                                    -----------------------------------------
                                    Robert E. Chiles
                                    President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                   TITLE                        DATE
----------                   -----                        ----

/s/ Robert E. Chiles         President, Chief             March 27, 1998
--------------------------
Robert E. Chiles             Executive Officer and
                             Director (Principal
                             Executive Officer)

/s/ David L. Jobe            Treasurer and Secretary      March 27, 1998
--------------------------
David L. Jobe                (Principal Financial
                             and Accounting Officer)

/s/ James F. McHenry         Director                     March 27, 1998
--------------------------
James F. McHenry

/s/ James E. Whaley          Director                     March 27, 1998
--------------------------
James E. Whaley

/s/ Ronald D. Roberson       Director                     March 27, 1998
--------------------------
Ronald D. Roberson

/s/ Richard E. Caplinger     Chairman of the Board        March 26, 1998
--------------------------
Richard E. Caplinger

/s/ Michael A. Dallmeyer     Director                     March 27, 1998
--------------------------
Michael A. Dallmeyer

/s/ John C. Kolb             Director                     March 27, 1998
--------------------------
John C. Kolb

                            EXHIBIT 13

                1997 Annual Report to Stockholders

-------------------------------------------------------------

TABLE OF CONTENTS
-------------------------------------------------------------

   Letter to Stockholders                                      1
   Business of the Corporation                                 2
   Selected Consolidated Financial Information                 3
   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       5
   Independent Auditor's Report                               14
   Consolidated Financial Statements                          15
   Notes to Consolidated Financial Statements                 20
   Stockholder Information                                    46
   Corporate Information                                      47

CNS BANCORP, INC.
-----------------

March 18, 1998

Dear Fellow Shareholders:

     On behalf of the Board of Directors and the employees, it is a pleasure to share with you the results for CNS Bancorp, Inc.'s fiscal year ended December 31, 1997, and submit to you our second Annual Report as a public stock company.

     During the fiscal year ended December 31, 1997, CNS Bancorp, Inc. increased total assets to $98 million, with loans receivable increasing $5.5 million in 1997 to $66.5 million.

     An increase in net income for the fiscal year 1997 resulted primarily from a $612,000 increase in net interest income, a $59,000 decrease in provision for loan losses and a $198,000 decrease in noninterest expense which was partially offset by a $188,000 decrease in non-interest income. The Company's stock traded in a range from $15.00 per share to $21.625 per share in 1997. Earnings per share for 1997 were $.56.

     CNS Bancorp, Inc. became a public company in June of 1996 and began paying regular quarterly dividends in the fourth quarter of 1996. The cumulative dividends for the fiscal year ended December 31, 1997 were $.22 per share. As planned, during the course of the fiscal year, the Company announced the intent to repurchase 66,125 shares of its common stock to fund the Company's 1997 Management Recognition and Development Plan (MRDP). As of March 2, 1998 the Company has completed the purchase of all of the MRDP shares and purchased 8,527 shares of Company stock as treasury stock.

     In August 1997, City National Savings Bank, FSB, added more banking convenience for customers by installing two new 24-hour drive-up automated teller machines, located at the second Jefferson City branch and at the St. Robert branch.

     The Board of Directors and Management continues to set goals and develop long-term strategies to ultimately increase profitability with minimal risk and to enhance shareholder value. We also remain committed to being a local, hometown bank, delivering the kind of personal customer service you have come to know and expect through the years.

     Thank you for your continued support and investment in CNS Bancorp, Inc.

Sincerely,

/s/ Robert E. Chiles

Robert E. Chiles
President

     CNS Bancorp, Inc. (The "Company") is a Delaware corporation organized in January 1996 for the purpose of becoming the holding company for City National Savings Bank, FSB (the "Bank"). CNS Bancorp Inc. and the Bank are collectively referred to as "the Company" in this annual report. The principal business of the Company consists primarily of attracting deposits from the general public and using such deposits to originate mortgage loans secured primarily by one to four-family residences and to a lesser extent, one-to four-family residential construction, multi-family and commercial real estate loans, consumer loans and commercial loans. These funds have also been used to purchase loans secured by one-to four-family residences and, to a lesser extent, multi-family and non-residential properties. The Company also invests in mortgage-backed securities, U.S. government and federal agency obligations and other permissible securities.

     The Company is not engaged in any significant business activity other than holding the stock of City National Savings Bank, FSB. Accordingly, the information set forth in the report, including financial statements and related data, applies primarily to the Bank.

     City National Savings Bank, FSB is a federally-chartered, federally insured financial institution organized in 1921. The Bank is regulated by the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also a member of the Federal Home Loan Bank ("FHLB") System.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                          At December 31,
                             -------------------------------------------------
                             1993       1994       1995       1996       1997
                                            (IN THOUSANDS)
Selected Financial
 Condition Data:
 ---------------

Total assets                $90,335    $87,966   $85,390   $97,481    $97,891
Loans receivable, net (1)   $40,674    $44,853   $52,611   $60,981    $66,512
Mortgage-backed securities  $24,173    $18,966   $13,926   $12,010    $10,489
Cash, interest-bearing
 deposits and investments
 securities                 $19,922    $18,911   $14,400   $20,137    $15,673
Deposits                    $81,035    $79,493   $75,931   $72,880    $72,883
Borrowed funds                  ---        ---       ---       ---       $596
Stockholders' equity         $9,079     $8,234    $9,180   $24,199    $23,924

                                          At December 31,
                             -------------------------------------------------
                             1993       1994       1995       1996       1997
                                            (IN THOUSANDS)
Selected Operations Data:
-------------------------

Interest income              $5,787     $5,224    $5,638    $6,551    $7,057
Interest expense             $3,411     $3,032    $3,617    $3,753    $3,647
                             ------     ------    ------    ------    ------
Net interest income          $2,376     $2,192    $2,021    $2,798    $3,410
Provision for loan losses       $24         $7      $124       $64        $5
                                ---         --      ----       ---        --
Net interest income after
 provision for loan losses   $2,352     $2,185    $1,897    $2,734    $3,405
Non-interest income            $421       $274      $162      $389      $201

Non-interest expense         $1,751     $1,818    $1,776    $2,494    $2,297
                             ------     ------    ------    ------    ------
Income before federal
 income tax provision,
 and extraordinary item      $1,022       $641      $283      $629    $1,309

Provision for income taxes
(benefit)                      $335       $213       $93      $206      $445
                               ----       ----       ---      ----      ----
Income before cumulative
 effect of accounting
 change                        $687       $428      $190      $423      $864
Cumulative effect of
 accounting change(2)           $63         --        --        --        --
                                ---       ----       ---      ----      ----
Net income                     $750       $428      $190      $423      $864
                               ====       ====      ====      ====      ====
Earnings per share              n/a        n/a       n/a       n/a      $.56
Dividends per share             n/a        n/a       n/a      $.05      $.22

------------------------
(1) Does not include loans held for sale.
(2) Reflects adoption of SFAS No. 109, January 1, 1993.

                                        Year Ended December 31,
                             -------------------------------------------------
                             1993       1994       1995       1996       1997
                                            (In Thousands)

Selected Financial Ratios
 and Other Data:
 ---------------

Performance Ratios:
 Return on assets(1)         0.81%      0.48%     0.22%     0.46%      0.88%
 Return on stockholders'
  equity(2)                  8.61%      4.94%     2.18%     2.53%      3.59%
 Stockholders' equity-
  to-assets ratio(3)         9.38%      9.71%    10.05%    18.25%     24.63%
 Interest rate spread(4)     2.48%      2.29%     2.02%     2.19%      2.43%
 Net interest margin(5)      2.69%      2.54%     2.40%     3.02%      3.58%
 Average interest-earning
  assets to average
  interest-bearing
  liabilities              105.53%    107.23%   108.73%   120.30%    130.15%
 Non-interest expense as
  a percent of average
  total assets               2.04%      2.04%     2.05%     2.73%      2.35%

Asset Quality Ratios:
 Nonaccrual and 90 days or
 more past due loans as a
 percent of total loans,
 net                         0.40%         --     0.17%     0.51%      0.20%
Nonperforming assets as a
 percent of total assets     0.98%      0.48%     0.29%     0.32%      0.15%
Allowance for losses as a
 percent of total assets     0.23%      0.22%     0.37%     0.39%      0.40%
Allowance for losses as a
 percent of nonperforming
 loans                     127.61%       n/a    362.50%   123.23%    272.54%
Net charge-offs to average
 outstanding loans           0.00%      0.05%     0.00%     0.00%      0.00%

Number of full service
 offices                        5          5         5         5          5

---------------------
(1) Net income divided by average total assets.
(2) Net income divided by average stockholders' equity.
(3) Average stockholders' equity divided by average total assets.
(4) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5) Net interest income as a percentage of average interest-earning assets.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

     The Company's results of operations are primarily dependent upon the difference (or "spread") between the average yield earned on loans, mortgage backed securities and investments and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other thrift institutions, is subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.

     The Company's results of operations are also affected by, among other things, provision for loan losses, loan servicing income, fee income, income from real estate owned, gain on sale of assets, other expenses and income taxes. Other expenses include compensation and benefits, occupancy and equipment, federal deposit insurance premiums and other general expenses.

     The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies as well as by federal regulation of financial institutions. Deposit balances are influenced by a number of factors including interest rates paid on competing investments and the level of personal income and savings within the Company's market area. Lending activities are influenced by consumer demand as well as competition from other lending institutions. The primary sources of funds for the Company's lending activities include deposits, loan payments, borrowing, and funds provided by operations.

FINANCIAL CONDITION

     DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1997. The Company's total assets increased $410,000, or .42%, to $97.9 million at December 31, 1997 from $97.5 million at December 31, 1996. The increase was primarily attributable to a $5.5 million increase in loans receivable, an increase of $653,000 in Real Estate Owned and an increase of $557,000 in other assets, offset by a $5.9 million decrease in investment securities and a $187,000 decrease in income taxes receivable. The asset growth was funded by the Company's operations.

     Net loans receivable increased $5.5 million, or 9.07%, to $66.5 million at December 31, 1997 from $61.0 million at December 31, 1996. Loan growth was primarily the result of increased originations, which were due to an increase in demand in the Company's primary lending market. In addition, the Company increased its loan purchases of loans secured by properties located in the Company's primary lending market. Purchased loans receivable increased $1.9 million, or 14.18%, to $15.3 million at December 31, 1997 from $13.4 million at December 31, 1996. During 1997, the Company originated and purchased $18.9 million of one-to four-family residential mortgage loans, $2.5 million of other residential and nonresidential loans and $2.3 million of nonmortgage loans.

     Investment securities, mortgage-backed securities, cash and interest earning deposits decreased $6.0 million, or 23.19%, to $26.2 million at December 31, 1997 from $32.1 million at December 31, 1996. The decrease in investment securities, cash and interest earning deposits was primarily the result of allowing the investment securities and other deposits to mature and using those funds to fund loan originations and purchases.

     Deposits were virtually unchanged remaining at $72.9 million at December 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

     NET INCOME. The Company's net income increased $441,000, or 104.4%, to $864,000 for the year ended December 31, 1997 from $423,000 for the year ended December 31, 1996. The increase was due to an increase in net interest income, a decrease in provision for loan losses and a decrease in non-interest expense offset by a decrease in non-interest income. The interest rate spread increased to 2.43% for the year ended December 31, 1997 from 2.19% for the year ended December 31, 1996. In 1996, the Company paid $513,000 as part of an industry-wide special assessment to recapitalize the SAIF. Without the special assessment, the Company would have had net income of $768,000.

     NET INTEREST INCOME. Net interest income increased $612,000, or 21.87%, to $3.4 million for the year ended December 31, 1997 from $2.8 million for the year ended December 31, 1996. Total interest income increased $506,000, or 7.72%, to $7.1 million from $6.6 million for the year ended December 31, 1996. The increase in total interest income was primarily due to an increase in interest on loans which was partially offset by a decrease in interest on investment securities, mortgage-backed securities, and other interest-earning assets. Interest income on loans increased by $837,000, or 18.87%, to $5.3 million for the year ended December 31, 1997 from $4.4 million for the year ended December 31, 1996. Interest income on loans increased as a result of a higher average balance of loans, which increased to $65.2 million in 1997 from $55.7 million in 1996, and an increase in the average yield on loans to 8.09% in 1997 from 7.96% in 1996. The increase in yield on loans is due to the production or purchase of loans at a higher rate of interest than those loans that paid off during the year. Interest income from investment securities decreased $108,000, or 16.68% to $537,000 for the year ended December 31, 1997 from $645,000 for the year ended December 31, 1996. Interest income on investment securities decreased due to a lower average balance of investment securities, which decreased to $7.9 million in 1997 from $9.7 million in 1996. The average yield on investment securities remained at 5.94% in 1997 the same as it was in 1996. Interest income on mortgage-backed securities decreased $111,000, or 13.85%, to $693,000 for the year ended December 31, 1997 from $804,000 for the year ended December 31, 1996. Interest income on mortgage backed securities decreased due to a lower average balance on mortgage-backed securities which decreased to $11.5 million in 1997 from $13.2 million 1996. During 1997, the Company continued to allow mortgage-backed securities to be reduced by principal repayments without reinvesting in mortgage-backed securities. Interest income from other interest-earning assets decreased $112,000, or 16.90% to $554,000 for the year ended December 31, 1997 from $666,000 for the year ended December 31, 1996. Interest income from other interest-earning assets decreased due to a lower average balance on other interest-earning assets. Total interest expense decreased $106,000, or 2.83%, to $3.7 million for the year ended December 31, 1997 from $3.8 million for the year ended December 31, 1996. Interest expense decreased due to a lower average deposit balance which decreased $4.2 million, or 5.26% to $72.9 million at the December 31, 1997 from $77.1 million at December 31, 1996 which was partially offset by an increase in average cost of deposits, which increased to 4.99% for 1997 from 4.87% for 1996.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $5,000 for the year ended December 31, 1997 as compared to $64,000 in 1996. The provision for loan losses decreased significantly in 1997 due to a reduction in classified assets when a large commercial real estate loan which was delinquent at the end of 1996 was paid current. The allowance for loan losses increased to $387,000, or .58% of total loans at December 31, 1997 compared to $382,000, or .62% of total loans at December 31, 1996.

     Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers among other factors, the estimated fair value of the underlying collateral.

     NON-INTEREST INCOME. Non-interest income decreased $187,000, or 48.26%, to $201,000 for the year ended December 31, 1997 from $388,000 for the year ended December 31, 1996. Non-interest income decreased primarily due to the decrease in income from real estate owned, the gain on sale of assets and other income and other non-interest income which was partially offset by an increase in loan servicing fees. Income from real estate owned decreased $178,000 to $12,000 for the year ended December 31, 1997 from $190,000 for the year ended December 31, 1996. The decrease in income from real estate owned is due to the sale of all of the income producing real estate in 1996 except a hotel building which the Company has owned since 1989. The hotel building was disposed of in December of 1997 and resulted in an $854,000 contribution carry forward tax deduction to be utilized over the next five years. The Company had an $18,000 net gain on sale of assets in 1997 compared to a $34,000 net gain on sale of assets in 1996.

     NON-INTEREST EXPENSE. Non-interest expense decreased $198,000, or 7.93%, to $2.3 million in the year ended December 31, 1997 from $2.5 million for the year ended December 31, 1996. The decrease in non-interest expense in 1997 is primarily due to a decrease in deposit insurance premiums, which is partially offset by increases in compensation and benefits, occupancy and equipment and other non-interest expenses. Compensation and benefits increased $279,000, or 26.16%, to $1.3 million for the year ended December 31, 1997 from $1.1 million for the year ended December 31, 1996. The increase in compensation and benefits is primarily due to a $191,000 increase in ESOP compensation expense and a $103,000 increase in MRDP compensation expense, partially offset by a $15,000 decrease in retirement and other benefits. Deposit insurance decreased $631,000, or 93.08%, to $47,000 in 1997 from $677,000 in 1996. The decrease in deposit insurance was primarily due to a $513,000 special assessment to recapitalize the SAIF paid in the third quarter of 1996. Other non-interest expenses increased $149,000, or 29.20%, to $659,000 in 1997 from $510,000 in
1996. The increase in other non-interest expense was due primarily to a $75,000 increase in franchise taxes and a $50,000 increase in legal fees, accounting fees and other expenses related to the operation as a public company.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased $240,000 in 1997 to $445,000 for the year ended December 31, 1997 from $206,000 for the year ended December 31, 1996 as a result of higher taxable income which increased $681,000, or 108.39%, to $1.3 million in 1997 from $628,000 in 1996.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDING DECEMBER 31, 1995 AND
1996

     NET INCOME. The Company's net income increased $233,000, or 122.2%, to $423,000 for the year ended December 31, 1996 from $190,000 for the year ended December 31, 1995. The increase was due to increases in net interest income and non-interest income, partially offset by increases in non-interest expense and the provision for income taxes. The interest rate spread increased to 2.19% for the year ended December 31, 1996 from 2.02% for the year ended December 31, 1995. In 1996, the Company paid $513,000 as part of an industry wide special assessment to recapitalize the SAIF. Without the special assessment, the Company would have had net income of $768,000.

     NET INTEREST INCOME. Net interest income increased $778,000, or 38.5%, to $2.8 million for the year ended December 31, 1996 from $2 million for the year ended December 31, 1995. Total interest income increased $914,000, or 16.2%, to $6.5 million from $5.6 million for the year ended December 31, 1995. The increase in total interest income was primarily due to an increase in interest on loans and investment securities which was partially offset by a decrease in interest on mortgage backed securities. Interest income on loans increased by $853,000, or 23.8%, to $4.4 million for the year ended December 31, 1996 from $3.6 million for the year ended December 31, 1995. Interest income on loans increased as a result of a higher average balance on loans, which increased to $55.7 million in 1996 from $49.1 million in 1995 and an increase in the average yield on loans to 7.96% in 1996 from 7.30% in 1995. The increase in yield on loans is due to increased production in every type of loan at a significantly higher rate of interest than those loans that paid off during the year. Interest income from investment securities increased $195,000, or 43.43%, to $645,000 for the year ended December 31, 1996 from $450,000 for the year ended December 31, 1995. Interest income on investment securities increased due to a higher average balance on investment securities, which increased to $9.8 million in 1996 from $7.7 million in 1995 and a higher average yield on investment securities, which increased to 5.94% in 1996 from 4.98% in 1995. Interest income on mortgage-backed securities decreased $160,000, or 16.62%, to $804,000 for the year ended December 31, 1996 from $964,000 for the year ended December 31, 1995. Interest income on mortgage-backed securities decreased due to a lower average balance on mortgage-backed securities which decreased to $13.2 million in 1996 from $16.5 million in 1995. During 1996, the Company continued to allow mortgage-backed securities to be reduced by principal repayment without reinvesting in mortgage-backed securities. Total interest expense increased $136,000, or 3.77%, to $3.8 million for the year ended December 31, 1996 from $3.6 million for the year ended December 31, 1995. Interest expense increased due to a higher average cost on deposits which increased to 4.87% for 1996 from 4.67% for 1995 which was partially offset by a decrease in the average deposit balance which decreased to $77.1 million for 1996 from $77.5 million for 1995.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $64,000 for the year ended December 31, 1996 as compared to $124,000 in 1995. The provision for loan losses was significantly larger in 1995 due to a large increase in the loan portfolio and the recording of a specific loss reserve of $39,000 for a commercial real estate loan in that year. The allowance for loan losses increased to $382,000, or .62% of total loans at December 31, 1996 compared to $319,000 or .60% of total loans at December 31, 1995.

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

     NONINTEREST EXPENSE. Noninterest expense increased $719,000, or 40.46%, to $2.5 million in the year ended December 31, 1996 from $1.8 million for the year ended December 31, 1995. The increase in noninterest expense in 1996 is primarily due to increases in compensation and benefits, deposit insurance premiums and other noninterest expenses. Compensation and benefits increased $167,000, or 18.65%, to $1.1 million for the year ended December 31, 1996 from $898,000 for the year ended December 31, 1995. The increase in compensation and benefits is primarily due to a $38,000 increase in directors fees, a $93,000 increase in the ESOP compensation expense and a $22,000 increase in retirement expense in 1996. Deposit insurance increased $497,000, or 276.1%, to $677,000 in 1996 from $180,000 in 1995. The increase in deposit insurance was due to a $513,000 special assessment to recapitalize the SAIF in the third quarter of 1996. Other noninterest expenses increased $48,000, or 10.4%, to $510,000 in 1996 from $462,000 in 1995. The increase in other noninterest expense was due primarily to a $13,000 increase in data processing costs, a $8,000 increase in OTS assessments and a $24,000 increase in legal fees, accounting fees, and other expenses related to the operation as a public company.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased $113,000 in 1996 to $206,000 for the year ended December 31, 1996 from $93,000 for the year ended December 31, 1995 as a result of higher taxable income which increased $344,000, or 121.6%, to $628,000 in 1996 from $284,000 in
1995.

                                                     Year Ended December 31,
                              -------------------------------------------------------------------------
                                        1995                     1996                   1997
                              ----------------------- ----------------------- -------------------------
                                               Average                Average                  Average
                              Average          Yield/ Average          Yield/ Average          Yield/
                              Balance Interest Cost   Balance Interest Cost   Balance Interest Cost
                              ------- -------- ----   ------- -------- ----   ------- -------- ----
                                                      (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans receivable, net
 (1)........................  $49,054  $3,583  7.30%  $55,728  $4,436  7.96%  $65,160  $5,274  8.09%
 Mortgage-backed securities
  - AFS(2)..................  $16,515    $964  5.84%  $13,235    $804  6.07%  $11,491    $693  6.03%
 Investment securities- AFS
  (2)......................    $7,685    $383  4.98%   $9,746    $579  5.94%   $7,929    $471  5.94%
 Mutual funds..............    $8,000    $527  6.59%   $7,831    $466  5.95%   $5,990    $362  6.04%
 FHLB stock................      $922     $67  7.24%     $939     $66  7.03%     $939     $66  7.03%
 Interest-bearing deposits.    $2,069    $113  5.46%   $5,306    $200  3.77%   $3,608    $191  5.29%
                               ------  ------         -------  ------         -------  ------
    TOTAL INTEREST-EARNING
     ASSETS................   $84,245  $5,637  6.69%  $92,785  $6,551  7.06%  $95,117  $7,057  7.42%
                              -------  ------         -------  ------         -------  ------
Non-interest-earning assets    $2,443                  $2,461                  $2,875
                               ------                  ------                  ------
    TOTAL AVERAGE ASSETS...   $86,688                 $95,246                 $97,992
                              =======                 =======                 =======
INTEREST BEARING LIABILITIES:
Regular savings accounts...    $7,626    $211  2.77%   $9,659    $242  2.51%   $6,802    $207  3.04%
MMDAs......................    $5,034    $193  3.83%   $4,749    $181  3.81%   $5,050    $193  3.82%
Demand and NOW accounts....    $4,407     $92  2.27%   $4,235     $93  2.20%   $4,093     $91  2.22%
Certificates of deposit....   $60,776  $3,121  5.14%  $58,483  $3,237  5.54%  $56,973  $3,146  5.52%
                              -------  ------         -------  ------         -------  ------
TOTAL AVERAGE DEPOSITS.....   $77,483  $3,617  4.67%  $77,126  $3,753  4.87%  $72,918  $3,637  4.99%
                              -------  ------         -------  ------         -------  ------
FHLB advances..............        $1      --  6.72%       $4      --  5.40%     $164     $10  6.10%
                              -------  ------         -------  ------         -------  ------
     TOTAL INTEREST-BEARING
      LIABILITIES..........   $77,484  $3,617  4.67%  $77,130  $3,753  4.87%  $73,082  $3,647  4.99%
                                       ------                  ------                  ------
Non-interest-bearing
 liabilities...............      $339                    $709                    $805
                              -------                 -------                 -------
      TOTAL AVERAGE
       LIABILITIES.........   $77,839                 $77,823                 $73,887
                              -------                 -------                 -------
Average Retained Earnings..    $8,865                 $17,407                 $24,105
                              -------                 -------                 -------
Total Liabilities and Retained
 Earnings..................   $86,688                 $95,245                 $97,992
                              =======                 =======                 =======
Net interest income........            $2,020                  $2,798                  $3,410
                                       ======                  ======                  ======
Interest rate spread.......                    2.02%                   2.19%                   2.43%
Net interest margin........              2.40%                   3.02%                   3.58%
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities  108.73%                 120.30%                 130.15%

-----------------------
(1) Average loans receivable includes nonperforming loans. Interest income does not include interest on loans 90 days or more past due.
(2) In December 1995, all investment securities were reclassified as available for sale pursuant to a transfer grace period allowed by the Financial Accounting Standards Board. Yields on average mortgage-
backed and investment securities available for sale have been calculated based upon the historical cost bases of the underlying securities.

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

     The following table sets forth the weighted average effective interest rate earned by the Company on its loan and investment portfolios, the weighted average effective cost of the Company's deposits and borrowing, the interest rate spread of the Company, and the net yield on weighted average interest-earning assets for the periods and at the dates indicated.

                                                                       At
                                       Year Ended December 31,       December
                                     ---------------------------       31,
                                     1995        1996       1997      1997
                                     ----        ----       ----      ----

Weighted average yield on:
 Loans receivable, net               7.30%       7.96%      8.09%    8.06%
 Mortgage-backed securities -
  AFS                                5.84%       6.07%      6.03%    6.03%
 Investment Securities - AFS         4.98%       5.94%      5.94%    5.94%
 Mutual funds - AFS                  6.59%       5.95%      6.04%    5.73%
 FHLB Stock                          7.24%       7.03%      7.03%    7.00%
 Interest - bearing Deposits         5.46%       3.77%      5.29%    5.53%

All interest - earning assets        6.69%       7.06%      7.42%    7.45%

Weighted average rate paid on:
 Regular Savings Accounts            2.77%       2.51%      3.04%    2.84%
 MMDA's                              3.83%       3.81%      3.82%    3.83%
 Demand & NOW Accounts               2.27%       2.20%      2.22%    2.26%
 Certificates of Deposit             5.14%       5.54%      5.52%    5.58%
 FHLB Advances                       6.72%       5.40%      6.10%    6.35%

All interest-bearing liabilities     4.67%       4.87%      4.99%    4.99%

Interest rate spread (spread
 between weighted average rate
 on all interest-earning assets
 and all interest-bearing
 liabilities)                        2.02%       2.19%      2.43%    2.46%

Net interest margin (net interest
income as a percentage of average
interest-earnings assets)            2.40%       3.02%      3.58%    3.66%


RATE/VOLUME ANALYSIS

     The following table sets forth the effects of changing rates and volumes   on the interest income
and interest expense. Information is provided with   respect: (i) to effects attributable to changes in
volume (changes in volume   multiplied by prior rate); (ii) to effects attributable to changes in rate
(changes in rate multiplied by prior volume); and (iii) to changes in rate/ volume (change in rate multiplied by change in volume).

                         12 Months Ended Dec.31, 1995         12 Months Ended Dec. 31, 1996
                         Compared to Dec. 31, 1996            Compared to Dec. 31, 1997
                         Increase (Decrease) Due to           Increase (Decrease) Due to
                         -----------------------------        -----------------------------
                                         Rate/                              Rate/
                         Rate   Volume   Volume  Total        Rate  Volume  Volume Total
                         ----   ------   ------  -----        ----  ------  ------ -----
                                                        In
Interest-Earning Assets:                             Thousands
                                                     ---------
Loans Receivable,
 Net                     $322    $487     $44    $853         $75   $751     $12    $838
Mortgage-backed
 securities-AFS           $39   ($191)    ($8)  ($160)        ($6) ($106)     $1   ($111)
Investment Securi-
 ties - AFS               $74    $102     $20    $196          $0  ($108)     $0   ($108)
Mutual Funds - AFS       ($51)   ($11)     $1    ($61)         $7  ($109)    ($2)  ($104)
FHLB Stock                ($2)     $1      --     ($1)         $0     $0      $0      $0
Interest-bearing
 Deposits                ($35)   $177    ($55)    $87         $81   ($64)   ($26)   ($ 9)
                         -----   ----   -----   -----         ---  -----    -----  -----
Total net change in
 income on interest-
 earning assets          $347    $565      $2    $914        $157   $364    ($15)   $506
                         ----    ----   -----   -----        ----   ----    -----  -----
Interest-Bearing Liabilities:
Regular Savings
 Accounts                ($20)    $56     ($5)    $31         $52   ($72)   ($15)   ($35)
MMDA's                    ($1)   ($11)     --    ($12)         $1    $11      $0     $12
Demand & NOW Accounts     ($3)     $4      $0      $1          $1    ($3)    ($0)    ($2)
Certificates of Deposit  $243   ($118)    ($9)   $116        ($12)  ($79)     $0    ($91)
FHLB Advances              --      --      --      --          $0     $9      $1     $10
                         ----    ----   -----   -----        ----   ----    -----  -----
Total net change in
 expense on interest-
 bearing liabilities     $219    ($69)   ($14)   $136         $42  ($134)   ($14)  ($106)
                         ----    ----   -----   -----        ----   ----    -----  -----
Net change in net
 interest income         $128    $634     $16    $778        $115   $498      ($1)  $612
                         ====    ====     ===    ====        ====   ====      ===   ====

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

     In order to encourage institutions to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. Using data from the Company's quarterly reports to the OTS, the Company receives a report which measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement. Under proposed OTS regulations, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction from total capital for purposes of calculating its risk-based capital. An institution with a "normal" level of interest rate risk is defined as one whose "measured interest rate risk" is less than 2%. Institutions with assets of less than $300 million and a risk-based capital ratio of more than 12% are exempt. The Company meets these qualifications and therefore is exempt. Assuming this proposed rule was in effect at December 31, 1997 and the Company was not exempt from the rule, the Company's level of interest rate risk would not have caused it to be treated as an institution with greater than "normal" interest rate risk.

                                                      Net Portfolio as % of
                               Net Portfolio Value   Portfolio Value of Assets
                               -------------------   -------------------------
Change in Rates   $ Amount     $ Change   % Change     NPV Ratio    Change
---------------   --------     --------   --------     ---------    ------

    +400 bp        15,792       -3,856      -20 %        17.74%     -289 bp
    +300 bp        17,068       -2,580      -13 %        18.79%     -184 bp
    +200 bp        18,183       -1,465       -7 %        19.65%      -98 bp
    +100 bp        19,047         -600       -7 %        20.26%      -37
        0 bp       19,648                                20.63%
    -100 bp        20,033          386       +2 %        20.81%      +18 bp
    -200 bp        20,355          708       +4 %        20.93%      +30 bp
    -300 bp        20,860        1,212       +6 %        21.18%      +55 bp
    -400 bp        21,546        1,898      +10 %        21.57%      +94 bp

     Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. The measure is used in conjunction with NPV measures to identify excessive interest rate risk.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

     The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1997, cash and due from depository institutions totaled $4.5 million, or 4.59% of total assets, and mutual funds and investment securities classified as available for sale that matured in one year or less totaled $11.2 million, or 11.42% of total assets. In addition, the Company maintains a credit facility with the FHLB which provides for immediately available advances. The Company had FHLB advances outstanding of $596,000 at December 31, 1997.

     Federal regulations require a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowing. The Company consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management. At December 31, 1997 the liquidity ratio was 17.57%.

     The Company uses its liquid resources principally to meet on-going commitments, to fund maturing certificates of deposits and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1997 the Company had outstanding commitments to extend credit which totaled $433,000 and lines of credit which totaled $453,000. Management anticipates that it will have sufficient funds available to meet its current loan origination commitments.

     The primary investing activity of the Company is the origination and purchase of mortgage loans. During years ended December 31, 1995, 1996, and 1997, the Company originated loans in the amounts of $13.4 million, $18.7 million, and $19.4 million, and purchased loans in the amounts of $4.2 million, $5.6 million, and $4.3 million, respectively.

     At December 31, 1997 the Company had stockholders' equity of $23.9 million, or 24.44% of total assets which was sufficient to meet all regulatory capital requirements.

EFFECT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution's are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

YEAR 2000 ISSUES

     Fiserv, the primary data processor for the Company, is planning to complete the conversion of the system used by the Bank to a Year 2000 compliant system by the third quarter of this year. Fiserv further plans to make that system available for testing by the Bank and its other users in the third quarter of this year. The Bank plans to make changes in its local hardware and software necessary to meet Year 2000 requirements by the end of June, 1998 and take advantage of the testing capabilities which will be offered by Fiserv in the third quarter. Certain hardware has been identified to be replaced with Year 2000 compliant equipment, however, that equipment would have been replaced in the general upgrading program of the Bank. The cost of upgrading is not expected to be material.

WILLIAMS               107 Adams * Jefferson City, MO 651201 * 573/635/6196 *
KEEPERS LLP                                                  573/635-8394 fax
------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

JEFFERSON CITY
COLUMBIA
MEXICO

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
CNS Bancorp, Inc.
and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of CNS Bancorp, Inc. and subsidiaries (Company) as of December 31, 1996 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of CNS Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 1, the Company changed its method of accounting for impaired loans in 1995 and for mortgage servicing rights in 1996.

/s/ Williams-Keepers LLP

February 13, 1998

                        CNS BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1996 AND 1997


                         ASSETS                           1996        1997
                                                     -----------  -----------
Cash and due from depository institutions (including
interest-bearing accounts totaling $4,204,131 in
 1996 and $3,112,633 in 1997)                        $ 4,572,026  $ 4,490,638
Securities available-for-sale (Note 2)                27,574,516   21,670,913
Stock in Federal Home Loan Bank (Note 2)                 939,300      939,300
Loans held-for-sale, net (Note 3)                        570,986      446,748
Loans receivable, net (Note 3)                        60,980,826   66,512,442
Accrued interest receivable (Note 4)                     619,454      616,075
Real estate owned, net (Note 5)                                -      652,795
Premises and equipment, net (Note 6)                   1,657,421    1,625,137
Income taxes receivable (Note 7)                         486,321      299,784
Other assets (Note 8)                                     80,341      636,963
                                                     -----------  -----------
     Total assets                                    $97,481,191  $97,890,795
                                                     ===========  ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (Note 10)                                   $72,880,431  $72,882,810
Borrowed funds (Note 11)                                       -      595,985
Advances from borrowers for taxes and insurance           57,299       28,829
Accrued expenses and other liabilities                   344,183      459,045
                                                     -----------  -----------
     Total liabilities                                73,281,913   73,966,669
                                                     -----------  -----------
Stockholders' equity
Common stock, $.01 par value:
  Authorized, 6,000,000 shares; 1,653,125 shares
   issued                                                 16,531       16,531
Additional paid-in capital                            16,003,502   16,023,150
Retained earnings, substantially restricted
 (Notes 12, 13)                                       10,044,280   10,544,892
Deferred compensation - Employee Stock Ownership
 Plan (ESOP) (Note 14)                                (1,249,411)  (1,082,640)
Deferred compensation - Management Recognition and
 Development Plan (MRDP) (Note 14)                             -     (929,883)
Stock held in trust for Executive Deferred
 Compensation Plan (Note 15)                            (127,428)    (162,396)
Unrealized loss on securities available-for-sale,
 net of deferred taxes (Note 2)                         (488,196)    (485,528)
                                                     -----------  -----------
     Total stockholders' equity                       24,199,278   23,924,126
                                                     -----------  -----------
       Total liabilities and stockholders' equity    $97,481,191  $97,890,795
                                                     ===========  ===========

The notes to consolidated financial statements are an integral part of these statements.

                        CNS BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

INTEREST INCOME                             1995         1996        1997

  Mortgage loans                         $3,495,637   $4,316,254   $5,070,798
  Consumer and other loans                   88,003      120,164      202,896
  Investment securities                     449,461      644,656      537,151
  Mortgage-backed securities                964,295      804,073      692,680
  Other interest-earning assets             640,105      666,226      553,648
                                         ----------   ----------   ----------
         Total interest income            5,637,501    6,551,373    7,057,173
                                         ----------   ----------   ----------
INTEREST EXPENSE
  Deposits                                3,616,877    3,752,985    3,636,701
  Borrowed funds (Note 11)                       92          222       10,298
                                         ----------   ----------   ----------
         Total interest expense           3,616,969    3,753,207    3,646,999
                                         ----------   ----------   ----------
         Net interest income              2,020,532    2,798,166    3,410,174
PROVISION FOR LOAN LOSSES (Note 3)          123,719       63,668        5,000
         Net interest income after       ----------   ----------   ----------
          provision for loan losses       1,896,813    2,734,498    3,405,174
                                         ----------   ----------   ----------
NON-INTEREST INCOME
  Loan servicing fees                        56,257       51,980       64,389
  Income from real estate owned (Note 5)     71,807      189,960       11,790
  Net gain (loss) on sale of assets
   (Note 16)                                (53,632)      34,451       17,714
  Other (Note 17)                            88,270      112,014      107,059
                                         ----------   ----------   ----------
         Total non-interest income          162,702      388,405      200,952
                                         ----------   ----------   ----------
NON-INTEREST EXPENSE
  Compensation and benefits                 897,840    1,065,289    1,343,923
  Occupancy and equipment                   236,525      241,374      246,300
  Deposit insurance premiums (Note 19)      179,920      677,395       46,873
  Other (Note 17)                           461,633      510,416      659,466
                                         ----------   ----------   ----------
         Total non-interest expense       1,775,918    2,494,474    2,296,562
                                         ----------   ----------   ----------
         Income before income taxes         283,597      628,429    1,309,564

PROVISION FOR INCOME TAXES (Note 7)          93,300      205,643      445,264
                                         ----------   ----------   ----------
            Net income                   $  190,297   $  422,786   $  864,300
                                         ==========   ==========   ==========
            Earnings per share (Note 18) $        -   $        -   $     0.56
                                         ==========   ==========   ==========
            Diluted earnings per share
            (Note 18)                    $        -   $        -   $     0.52
                                         ==========   ==========   ==========
The notes to consolidated financial statements are an integral part of these statements.

                                        CNS BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                                                          Stock
                                                                          Held in
                                                                          Trust for  Unrealized
                                                                          Executive  Loss on
                          Add-                   Deferred     Deferred    Deferred   Securities
           Common Stock   tional                 Compen-      Compen-     Compen-    Available-
        ----------------- Paid-in     Retained   sation       sation      sation     for-
        Shares    Amount  Capital     Earnings   ESOP         MRDP        Plan       Sale, Net   Total
        --------  ------- ----------  ---------- -----------  ----------  ---------  ---------   --------
---
Balance,
 December
 31,
 1994           - $     - $         - $9,506,821 $         -  $       -  $       -  $(1,273,248)
$8,233,573

Net income      -       -           -    190,297           -          -          -            -
190,297

Net
 change
 in unrea-
 lized loss
 on securi-
 ties avail-
 able-for-
 sale, net
 of deferred
 taxes          -       -           -          -           -          -          -      756,001
756,001
        --------- ------- ----------- ---------- -----------  ---------  ---------  -----------  --------
--
Balance,
 December
 31,
 1995           -       -           -  9,697,118           -          -          -     (517,247)
9,179,871

Net
 proceeds
 from
 common
 stock
 issued in
 conver-
 sion   1,653,125  16,531  15,983,295          -  (1,322,500)         -          -            -
14,677,326

Compensa-
 tion
 expense
 recognized
 for ESOP       -       -      20,207          -      73,089          -          -            -
93,296

Value of
 Company
 stock
 acquired
 for exe-
 cutive
 deferred
 compensa-
 tion
 plan           -       -           -          -           -          -   (127,428)           -
(127,428)

Dividends
 ($.05 per
 share)         -       -           -    (75,624)          -          -          -            -
(75,624)

Net income      -       -           -    422,786           -          -          -            -
422,786

Net change
 in unrea-
 lized loss
 on securi-
 ties avail-
 able-for-
 sale, net
 of de-
 ferred
 taxes          -       -           -          -           -          -          -       29,051
29,051
        --------- ------- ----------- ---------- -----------  ---------  ---------  -----------  --------
--
Balance,
 December
 31
 1996   1,653,125  16,531  16,003,502  10,044,280 (1,249,411)         -   (127,428)    (488,196)
24,199,278

Establishment
 of MRDP        -       -           -          -           - (1,033,203)         -            -
(1,033,203)

Compensation
 expense
 recognized
 for ESOP       -       -     117,389          -     166,771          -          -            -
284,160

Compensation
 expense
 recognized
 for MRDP       -       -           -         -            -    103,320          -           -
103,320

Valuation
 adjustment
 for MRDP
 trust
 receivable     -       -     (97,741)         -           -          -          -            -
(97,741)

Earnings
 on the
 executive
 deferred
 compensa-
 tion plan      -       -           -          -           -          -    (34,968)           -
(34,968)

Dividends
 ($ .22 per
 share)         -       -           -   (363,688)          -          -          -            -
(363,688)

Net income      -       -           -    864,300          -           -          -            -
864,300

Net change
 in unrea-
 lized loss
 on securi-
 ties
 available-
 for-sale,
 net of
 deferred
 taxes          -       -           -          -           -          -          -        2,668
2,668
        --------- ------- ----------- ---------- -----------  ---------  ---------  -----------  --------
---
Balance,
 December
 31,
 1997   1,653,125 $16,531 $16,023,150 $10,544,89 $(1,082,640) $(929,883) $(162,396) $  (485,528)
$23,924,126
        ========= ======= =========== ========== ===========  =========  =========  ===========
===========

The notes to consolidated financial statements are an integral part of these statements.

                                                               17

                            CNS BANCORP, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

CASH FLOWS FROM OPERATING ACTIVITIES           1995        1996        1997
                                           ----------  ----------  ----------
  Net income                               $  190,297  $  422,786  $  864,300
  Adjustments to reconcile net income to
   net cash flows provided by operating
   activities:
     Federal Home Loan Bank stock
      dividends                               (18,500)          -           -
     Compensation expense - ESOP                    -      93,296     284,160
     Compensation expense - MRDP                    -           -     103,320
     Amortization of premiums on
      securities available-for-sale            47,488      15,060      23,666
     Proceeds from the sale of loans
      held-for-sale                         1,679,504   4,081,012   1,523,816
     Origination of loans held-for-sale    (1,541,642) (5,295,676) (1,057,990)
     Depreciation                             147,541     133,872     127,900
     Provision for losses on loans and
      real estate owned                       123,719      63,668       5,000
     Loss on sale of securities
      available-for-sale                      113,845      45,617           -
     Gain on sale of real estate owned        (83,560)   (200,716)          -
     Gain on sales of loans held-for-sale     (10,983)    (41,752)    (17,714)
   Adjustments for (increases) decreases
    in operating assets and increases
    (decreases) in operating liabilities:
     Other assets                             (40,581)    (60,746)   (484,187)
     Accrued expenses and other
      liabilities                              35,837      84,397     115,055
      Income taxes receivable                  (5,987)     70,847     184,568
        Net cash provided (used) by        ----------  ----------  ----------
         operating activities                 636,978    (588,335)  1,671,894
                                           ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan (originations), net of principal
   repayments                              (3,682,555) (1,690,300) (1,545,170)
  Purchases of:
     Loans receivable                      (4,200,000) (5,591,255) (4,315,320)
     Securities available-for-sale                  - (14,889,757) (2,401,243)
     Securities held-to-maturity           (1,225,000)          -           -
  Proceeds from maturity of:
     Securities available-for-sale          1,664,513   9,027,877   8,285,624
     Securities held-to-maturity            7,375,000           -           -
  Proceeds from sales of securities
   available-for-sale                       4,262,354   3,655,781           -
  Purchase of real estate held for
   investment                                       -           -    (897,543)
  Proceeds from sales of real estate owned    318,121     358,421     244,748
  Cash outflows for premises and equipment    (32,622)    (27,574)    (95,616)
        Net cash provided (used) by        ----------  ----------  ----------
         investing activities               4,479,811  (9,156,807)   (724,520)
                                           ----------  ----------  ----------

The notes to consolidated financial statements are an integral part of these statements.

                            CNS BANCORP, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

CASH FLOWS FROM FINANCING ACTIVITIES           1995        1996        1997
                                           ----------  ----------  ----------

Net (decrease) increase in deposits        (3,561,888) (3,050,486)      2,379
Net increase in borrowed funds                      -           -     595,985
Net increase (decrease) in advance
 payments by borrowers                          4,447      (5,742)    (28,470)
Net proceeds from stock issuance                    -  14,677,326           -
Acquisition of Company stock held in trust
 for executive  deferred compensation plan          -     (84,250)    (34,968)
Funding provided to MRDP trust                      -           -  (1,200,000)
Dividends                                           -     (75,624)   (363,688)
     Net cash (used) provided by          ----------- ----------- -----------
      financing activities                 (3,557,441) 11,461,224  (1,028,762)
                                          ----------- ----------- -----------
     Increase (decrease) in cash and
      cash equivalents                      1,559,348   1,716,082     (81,388)

Cash and cash equivalents at beginning of
 year                                       1,296,596   2,855,944   4,572,026
                                          ----------- ----------- -----------
Cash and cash equivalents at end of year  $ 2,855,944 $ 4,572,026 $ 4,490,638
                                          =========== =========== ===========
Cash paid for:
 Interest                                 $ 3,595,388 $ 3,784,173 $ 3,831,630
 Income taxes                             $    99,335 $   131,988 $   235,328
Non-cash transactions:
 Valuation adjustment for MRDP trust
  receivable                              $         - $         - $    97,741
 Transfer from investment securities
  held-to-maturity to investment          $ 4,002,833 $         - $         -
  securities available-for-sale
 Exchange of common stock for loan
  receivable from ESOP                    $         - $ 1,322,500 $         -
     ESOP

The notes to consolidated financial statements are an integral part of these statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: CNS Bancorp, Inc. (Company) is a Delaware corporation incorporated on January 16, 1996, for the purpose of becoming the holding company of City National Savings Bank, FSB (Bank).The Bank was formerly known as City National Savings and Loan Association prior to its March 1, 1995 conversion from a state to a federal charter. On June 16, 1996, the Bank converted from a mutual to a stock form of ownership and the Company completed its initial public offering with one-half of the net proceeds used to acquire all of the issued and outstanding capital stock of the Bank.

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

Securities Available-For-Sale: Securities available-for-sale consist of mutual funds, bonds, notes, debentures, and mortgage-backed securities not classified as trading securities nor as held-to-maturity securities.

Unrealized gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized.

Any declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

On January 1, 1995, the Bank adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (an amendment of SFAS No. 114). The adoption of these statements did not have a material effect on the Bank's financial condition or operating results for 1995. These pronouncements consider a loan to be impaired when it is probable a creditor will be unable to collect all amounts due-both principal and interest-according to the contractual terms of the loan agreement. Such pronouncements also require that impaired loans be measured based on the present value of expected future cash flows or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the value computed is less than the recorded value of the loan, a valuation allowance is recorded for the difference. The entire change in valuation allowance is reported as a component of the provision for loan losses expense.

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

Loan Servicing: Effective January 1, 1996, the Company adopted SFAS No. 122, Accounting for Mortgage Servicing Rights (an amendment of SFAS No. 65). Effective January 1, 1997, the Company adopted SFAS No. 125, Accounting For Transfers and Servicing of Financial Assets and Extinquishment of Liabilities, which superceded SFAS No. 122. The adoption of these statements did not have a material effect on the Company's financial condition or operating results for 1996 or 1997. These pronouncements require that rights to service mortgage loans for others be recognized as separate assets, with such rights evaluated for impairment based on the fair value of such rights.

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

Earnings per share: Earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding, including committed ESOP shares. Uncommitted ESOP shares and granted stock options are included in the weighted average number of common shares outstanding for computing diluted earnings per share.

Advertising: The Company expenses the production costs of advertising as incurred.

2.    INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at December 31 are as follows:

        1996                                     Gross     Gross
                                     Amortized Unrealized Unrealized  Fair
                                       Cost       Gains     Losses    Value
                                   ----------- ---------- ---------- ---------
Available-for-Sale
Mutual funds, which invest in
 adjustable rate mortgage-backed
 securities of U.S. government
 agencies and short-term govern-
 ment debt securities              $ 5,990,000  $     -  $537,940 $ 5,452,060
U.S. government and federal agency  10,086,647   33,389     7,944  10,112,092
Mortgage-backed securities of U.S.
government agencies                 12,311,529   15,389   316,554  12,010,364
                                   -----------  -------  -------- -----------
                                   $28,388,176  $48,778  $862,438 $27,574,516
                                   ===========  =======  ======== ===========


        1997                                     Gross     Gross
                                     Amortized Unrealized Unrealized  Fair
                                       Cost       Gains     Losses    Value
                                   ----------- ---------- ---------- ---------
Available-for-Sale
Mutual funds, which invest in
 adjustable rate mortgage-
 backed securities of U.S.
 government agencies and
 short-term government
 debt securities                   $ 5,990,000  $     -  $613,549 $ 5,376,451
U.S. government and federal agency   5,800,037    7,792     2,123   5,805,706
Mortgage-backed securities of U.S.
 government agencies                10,690,092   25,759   227,095  10,488,756
                                   -----------  -------  -------- -----------
                                   $22,480,129  $33,551  $842,767 $21,670,913
                                   ===========  =======  ======== ===========

On December 31, 1995, pursuant to a transfer grace period allowed by the Financial Accounting Standards Board, the Bank transferred securities held-to maturity with a book value of $4,002,833 to the securities available-for sale classification. Such transfer resulted in an increase of $16,721 in the unrealized loss on securities available-for-sale reported as a separate component of equity.

Gross realized and unrealized gains and losses on sales of securities available-for-sale for the year ended and as of December 31 were as follows:

                                            1995          1996        1997
                                        -----------   -----------  ---------

Gross realized gains                    $   14,950    $      303   $       -
Gross realized losses                     (128,795)      (45,920)          -
   Net (loss) gain on sale of           ----------    ----------   ---------
    securities (Note 16)                $ (113,845)   $  (45,617)  $       -
                                        ==========    ==========   =========

Gross unrealized gains                  $   29,125    $  48,778   $   33,551
Gross unrealized losses                   (801,140)    (862,438)    (842,767)
                                        ----------    ----------   ---------
   Net unrealized losses                  (772,015)    (813,660)    (809,216)
Deferred tax asset (Note 7)                254,768      325,464      323,688
    Unrealized loss on                  ----------    ----------   ---------
     securities available-
     for-sale, net of deferred
     taxes                              $ (517,247)   $(488,196)  $ (485,528)
                                        ==========    ==========   =========

The amortized cost and fair value of securities available-for-sale at December 31, 1997, by contractual maturity are shown below. Expected maturities will differ from contractual maturities as securities may have the right to call or prepay with or without call or prepayment penalties.

Amounts maturing in:                       Amortized Cost     Fair Value
                                           --------------    ------------

One year or less                            $  5,800,037     $  5,805,706
Mortgage-backed securities                    10,690,092       10,488,756
Mutual funds                                   5,990,000        5,376,451
                                            ------------     ------------
                                            $ 22,480,129     $ 21,670,913
                                            ============     ============

The investment in FHLB stock of $939,300 at December 31, 1996 and 1997 is recorded at cost and is considered a restricted asset.

The Bank has pledged certain mortgage-backed securities to secure advances from the FHLB. The Bank had no outstanding advances from the FHLB at December 31, 1996 and $595,985 at December 31, 1997. At December 31, 1996 and 1997,
these pledged assets had a carrying value of $2,039,311 and $1,814,862, respectively.

3.    LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:

                                                  1996          1997
                                              -----------    -----------
Mortgage loans (principally conventional):
  One-to four-family residences               $48,318,129    $52,265,708
  Other properties                              9,259,133     12,269,200
  Construction loans                            2,685,238      1,619,797
  Land                                            134,343        108,699
                                              -----------    -----------
                                               60,396,843     66,263,404
Less:
  Undisbursed portion of mortgage loans         1,727,679      1,287,231
  Net deferred loan-origination fees                9,831         14,125
                                              -----------    -----------
Net mortgage loans                             58,659,333     64,962,048
                                              -----------    -----------
Commercial loans                                1,205,687        424,669
                                              -----------    -----------
Consumer and other loans:
  Automobile                                      325,540        401,483
  Manufactured home                                     -         47,595
  Share loans                                     485,522        651,273
  Other                                           687,193        412,823
                                              -----------    -----------
                                                1,498,255      1,513,174
                                              -----------    -----------
Net loans before allowance for loan losses     61,363,275     66,899,891

Less allowance for loan losses                    382,449        387,449
                                              -----------    -----------
Loans receivable, net                         $60,980,826    $66,512,442
                                              ===========    ===========

Loans held-for-sale of $570,986 and $446,748 at December 31, 1996 and 1997, respectively, are carried at cost, which approximated market value at year end.

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                             1995         1996         1997
                                           ---------    ---------    ---------

Beginning balance                          $ 195,062    $ 318,781    $ 382,449
Provision charged to income                  123,719       63,668        5,000
                                           ---------    ---------    ---------
Ending balance                             $ 318,781    $ 382,449    $ 387,449
                                           =========    =========    =========

Loans to directors and executive officers approximated $462,000 and $451,000 as of December 31, 1996 and 1997, respectively.

The following information relates to impaired loans as of and for the years ended December 31, 1996 and 1997:

                                                  1996          1997
                                              -----------    -----------
Recorded investment in impaired loans for
 which a valuation allowance of $10,000
 is provided for both 1996 and 1997,
 based upon the measure of  the loan's
 fair value of underlying collateral          $    19,766    $    18,970

Recorded investment in impaired loans for
 which there is no need for a valuation
 allowance, based upon the measure of the
 loan's fair value of underlying collateral       493,050        198,495
                                              -----------    -----------
     Total recorded investment in impaired
      loans                                   $   512,816    $   217,465
                                              ===========    ===========
Average recorded investment in impaired
 loans                                        $   474,889    $   336,780
                                              ===========    ===========

Interest income recognized for cash payments received on impaired loans during 1996 and 1997 totaled $14,879 and $15,187, respectively.

4.  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31 is summarized as follows:

                                                  1996          1997
                                              -----------    -----------
Investment securities                         $   190,041    $   158,292
Mortgage-backed securities                         89,798         78,632
Loans receivable and loans held-for-sale          339,615        379,151
                                              -----------    -----------
                                              $   619,454    $   616,075
                                              ===========    ===========
5.  REAL ESTATE OWNED

Real estate owned consisted of the following at December 31:

                                                  1996          1997
                                              -----------    -----------
Real estate acquired for investment           $ 1,250,000    $   652,795
Allowance for losses                           (1,250,000)             -
                                              -----------    -----------
Real estate acquired for investment, net      $         -    $   652,795
                                              ===========    ===========

The real estate acquired for investment in 1997 consists of an equity interest in a joint venture engaged in the development of residential real estate.

Income (loss) from real estate owned for the years ended December 31 is as follows:

                                             1995         1996         1997
                                           ---------    ---------    ---------
Income (loss) from real estate owned, net  $ (11,753)   $ (10,756)   $  11,790
Net gain on sale of real estate owned         83,560      200,716            -
                                           ---------    ---------    ---------
                                            $ 71,807    $ 189,960    $  11,790
                                            ========    =========    =========

Depreciation expense on foreclosed real estate held for the production of income for the years ended December 31, 1995, 1996, and 1997 totaled $25,607,$4,282, and $0, respectively.

Activity in the allowance for losses for real estate owned for the years ended December 31 is as follows:

                                           Fore-     Real Estate
                                           closed    Acquired
                                           Real      for
                                           Estate    Investment      Total
                                           --------  -----------  -----------
Balance at December 31, 1994               $ 53,322  $ 1,250,000  $ 1,303,322
Elimination of allowance due to sale of
 real estate owned                          (35,307)           -      (35,307)
                                           --------  -----------  -----------
Balance at December 31, 1995                 18,015    1,250,000    1,268,015
Elimination of allowance due to sale of
 real estate owned                          (18,015)           -      (18,015)
                                           --------  -----------  -----------
Balance at December 31, 1996                      -    1,250,000    1,250,000
Elimination of allowance due to sale of
 real estate owned                                -   (1,250,000)  (1,250,000)
                                           --------  -----------  -----------
Balance at December 31, 1997               $      -  $         -  $         -
                                           ========  ===========  ===========
6.  PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

                                                  1996          1997
                                              -----------    -----------
Land                                          $   237,356    $   237,356
Buildings                                       2,115,372      2,115,372
Furniture, fixtures and equipment                 414,718        510,255
                                              -----------    -----------
                                                2,767,446      2,862,983
Accumulated depreciation                       (1,110,025)    (1,237,846)
                                              -----------    -----------
                                              $ 1,657,421    $ 1,625,137
                                              ===========    ===========

Depreciation expense for the years ended December 31, 1995, 1996, and 1997 totaled $121,934, $129,590, and $127,900, respectively.

7.  INCOME TAXES

The Company and its subsidiaries file consolidated federal income tax and individual state tax returns on a calendar year basis. Historically, the Bank was allowed a special bad-debt deduction based on a percentage of taxable income (8 percent for 1995) or on specified experience formulas. The Bank used the percentage method in 1995. The Small Business Job Protection Act of 1996 repealed the percentage of taxable income method of computing bad debt deductions for tax years beginning after December 31, 1995. Effective 1996, the Bank was required to compute its bad debt deduction based on specified experience formulas.

The Small Business Job Protection Act of 1996 also required the Bank to bring into taxable income post-1987 tax bad debt reserves. Tax on this income will be payable over a six year period beginning in 1998 and is included in deferred taxes in the accompanying consolidated statements of financial condition.

Generally accepted accounting principles allow an exception to providing a deferred tax liability on bad debt reserves for tax purposes of qualified thrift lenders such as the Bank that arose in fiscal years beginning before December 31, 1987. Such bad debt reserve for the Bank amounted to approximately $2,932,000 with an income tax effect of approximately $997,000 at December 31, 1997. This bad debt reserve would become taxable if the Bank does not maintain certain qualifying assets as defined, if the reserve is charged for other than bad debt losses, or if the Bank does not maintain its thrift charter.

Income taxes receivable (payable) at December 31 are summarized as follows:

                                                  1996          1997
                                               ----------    ----------
Current                                        $  (82,998)   $ (156,219)
Deferred                                          569,319       456,003
                                               ----------    ----------
   Income taxes receivable                     $  486,321    $  299,784
                                               ==========    ==========

The consolidated provision (benefit) for income taxes consisted of the following for the years ended December 31:

                                            1995         1996        1997
                                         ---------    ---------    ---------
Federal:
  Current                                $ 107,300    $ 218,678    $ 293,982
  Deferred                                 (26,000)     (39,564)     111,541
                                         ---------    ---------    ---------
                                            81,300      179,114      405,523
State:
  Current                                   12,000       26,529       39,741
                                         ---------    ---------    ---------
  Provision for income taxes             $  93,300    $ 205,643    $ 445,264
                                         =========    =========    =========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows:

                                               1995       1996        1997
                                              ------     ------      ------
Statutory federal income tax rates            34.0%       34.0%      34.0%
Increase (decrease) resulting from:
  State income taxes                           2.8%        4.5%       6.2%
  Tax-exempt interest                         (2.6)%      (3.6)%     (1.4)%
  Other                                       (1.3)%      (2.2)%     (4.8)%
                                             -----       -----      -----
                                              32.9%       32.7%      34.0%
                                             =====       =====      =====

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset at December 31 relate to the following:

                                                    1996          1997
                                                  ---------     ----------
Deferred tax assets:
  Allowances for losses on loans                  $  74,644     $   67,162
  Real estate investment                            425,000              -
  Deferred compensation                              27,493         55,216
  Unrealized loss on securities available-
   for-sale (Note 2)                                325,464        323,688
  Contribution carryforward                               -        290,335
  Other                                               7,308          6,521
                                                  ---------     ----------
     Total deferred tax assets                      859,909        742,922
                                                  ---------     ----------
Deferred tax liabilities:
  FHLB stock dividends                              111,671        111,671
  Cash/accrual differences                           13,194          9,806
  Involuntary conversion                            157,097        151,656
  Mortgage servicing rights                           8,628         13,786
                                                  ---------     ----------
     Total deferred tax liabilities                 290,590        286,919
                                                  ---------     ----------
     Net deferred tax asset                       $ 569,319     $  456,003
                                                  =========     ==========
8.  OTHER ASSETS

Other assets at December 31 are summarized as follows:

                                                    1996          1997
                                                  ---------     ----------
Equity interest in joint venture
 partnership (residential
 construction)                                    $       -     $  382,418
Receivable from MRDP revocable trust (Note 14)            -         69,056
Mortgage servicing rights, net (Note 9)              25,376         33,156
Miscellaneous                                        54,965        152,333
                                                  ---------     ----------
                                                  $  80,341     $  636,963
                                                  =========     ==========

9.  LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of mortgage loans serviced for others was $21,852,453 and $20,755,283 at December 31, 1996 and 1997, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing were $24,079 and $11,253 at December 31, 1996 and 1997, respectively.

Mortgage servicing rights of $28,421 and $12,129 were capitalized in 1996 and 1997, respectively. Amortization of mortgage servicing rights totaled $3,045 and $4,349 in 1996 and 1997, respectively. The unamortized balance of $25,376 and $33,156 approximated the fair value of such rights at December 31, 1996 and 1997, respectively, and is included in other assets in the accompanying consolidated statement of financial condition.

10.  DEPOSITS

Deposits at December 31 are summarized as follows:

                                                 1996            1997
                                              -----------    -----------

Demand deposits                               $   649,140    $   480,426
Savings deposits                               15,073,728     16,093,089
Time deposits                                  57,157,563     56,309,295
                                              -----------    -----------
                                              $72,880,431    $72,882,810
                                              ===========    ===========

The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was approximately $2,597,000 and $2,967,000 at December 31, 1996 and 1997, respectively. The portions of deposits which exceed $100,000 are not federally insured.

At December 31, 1997, scheduled maturities of time deposits are as follows:

                                 Year Ending December 31,
               ---------------------------------------------------------------
Interest Rates:    1998         1999         2000         2001        Total
               -----------   ----------   ----------   ----------  -----------
 0.0 to 3.99%   $   13,005   $        -   $        -   $        -  $    13,005
 4.0 to 4.99%      470,993            -            -            -      470,993
 5.0 to 5.99%   37,322,752    5,233,861    4,709,573    2,007,154   49,273,340
 6.0 to 6.99%    2,582,307    3,416,807      306,733      168,437    6,474,284
 7.0 to 7.99%            -       77,673            -            -       77,673
               -----------   ----------   ----------   ----------  -----------
               $40,389,057   $8,728,341   $5,016,306   $2,175,591  $56,309,295
               ===========   ==========   ==========   ==========  ===========

11.  BORROWED FUNDS

Borrowed funds at December 31 are summarized as follows:

                                                         1996         1997
                                                       ---------  ----------
Advances from FHLB                                     $       -  $  595,985
                                                       =========  ==========

Information concerning advances from the FHLB is summarized as follows:

                                                         1996         1997
                                                       ---------  ----------

Average balance during the year                        $   4,110  $  149,499
Maximum month end balance during the year              $       -  $  600,000

Interest expense on borrowed funds for the years ended December 31 is summarized as follows:

                                           1994         1996        1997
                                         --------     --------   --------
Advances from the FHLB                   $     92     $    222   $ 10,298
                                         ========     ========   ========

The Bank has signed a blanket pledge agreement with the FHLB under which it can draw advances of unspecified amounts from the FHLB. The outstanding advance at December 31, 1997, is a 15 year advance with a fixed interest rate of 6.35%. The Bank must hold an unencumbered portfolio of eligible one-to-four family residential mortgages with a book value of not less than 150% of the indebtedness.

The following represents amounts due on the advance from the FHLB as of December 31, 1997:

            1998                                $ 25,002
            1999                                  26,636
            2000                                  28,378
            2001                                  30,233
            2002                                  32,212
            Thereafter                           453,524
                                                --------
                                                $595,985
                                                ========

12.  REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tangible, Tier I, and Risk-based capital (as defined in the regulations). Management believes, as of December 31, 1997, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. A well-capitalized institution significantly exceeds the required minimum level for each relevant capital measure. There are no conditions or events since that notification that management believes have changed the institution's category.

                                      (Dollars in thousands)
                                                             To Be Well
                                           Minimum           Capitalized For
                                           For Capital       Prompt Corrective
                                           Adequacy Purposes Action Provisions
                         ---------------   ----------------- -----------------
                         Ratio  Amount     Ratio  Amount     Ratio  Amount
                         -----  --------   -----  ---------  -----  ---------

As of December 31, 1996:
 Stockholders' equity,
  and ratio to total
  assets                  19.1%  $ 17,616
                          ====
 Unrealized loss on
  securities
  available-for-sale                  488
                                 --------
 Tangible capital, and
  ratio to adjusted
  total assets            19.5%  $ 18,104   1.5%   $  1,390
                          ====   ========  ====    ========
 Tier 1 (core) capital,
  and ratio to adjusted
  total assets            19.5%  $ 18,104   3.0%   $  2,779    5.0%  $  4,632
                          ====   ========  ====    ========   ====   ========
 Tier 1 capital, and
  ratio to risk-
  weighted assets         40.6%  $ 18,104                      6.0%  $  2,678
                          ====                                ====   ========
 Allowance for loan and
  lease losses                        367
                                 --------
 Total risk-based
  capital, and ratio to
  risk-weighted assets    41.4%  $ 18,471   8.0%   $  3,570   10.0%  $  4,463
                          ====   ========  ====    ========   ====   ========
 Total assets                    $ 92,150
                                 ========
 Adjusted total assets           $ 92,645
                                 ========
 Risk-weighted assets            $ 44,628
                                 ========

                                      (Dollars in thousands)
                                                             To Be Well
                                           Minimum           Capitalized For
                                           For Capital       Prompt Corrective
                                           Adequacy Purposes Action Provisions
                         ---------------   ----------------- -----------------
                         Ratio  Amount     Ratio  Amount     Ratio  Amount
                         -----  --------   -----  ---------  -----  ---------
As of December 31, 1997:
 Stockholders' equity,
  and ratio to total
  assets                  19.8%  $ 18,557
                          ====
 Unrealized loss on
   securities
   available-for-sale                 486

 Disallowed servicing
  assets                              (33)
                                 --------
 Tangible capital, and
  ratio to adjusted
  total assets            20.1%  $ 19,010   1.5%   $  1,416
                          ====   ========  ====    ========
 Tier 1 (core) capital,
  and ratio to adjusted
  total assets            20.1%  $ 19,010   3.0%   $  2,832    5.0%  $  4,719
                          ====   ========  ====    ========   ====   ========
 Tier 1 capital, and
  ratio to risk-
  weighted assets         40.6%  $ 19,010                      6.0%  $  2,811
                          ====                                ====   ========
 Allowance for loan and
  lease losses                        373
                                 --------
 Total risk-based
  capital, and ratio to
  risk-weighted assets    41.4%  $ 19,383   8.0%   $  3,748   10.0%  $  4,685
                          ====   ========  ====    ========   ====   ========
 Total assets                    $ 93,933
                                 ========
 Adjusted total assets           $ 94,386
                                 ========
 Risk-weighted assets            $ 46,853
                                 ========

13.  CONVERSION TO STOCK OWNERSHIP

On December 19, 1995, the Board of Directors of the Bank adopted a plan of conversion pursuant to which the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank with the concurrent formation of the holding company which acquired all of the common stock of the Bank. On June 10, 1996, the Company sold 1,653,125 shares of common stock at $10 per share to eligible purchasers, including depositors of the Bank. Total proceeds from the conversion, after deducting conversion expenses of $531,424, were $15,999,826 and are reflected as common stock and additional paid-in capital in the accompanying consolidated statements of financial condition. The Company utilized $7,999,913 of the net proceeds to acquire all of the common stock of the Bank. The Company was also authorized to issue 1,000,000 shares of $.01 par value preferred stock. As of December 31, 1997, no shares of preferred stock have been issued.

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

14.  BENEFIT PLANS

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

The following table sets forth the plan's funded status at the plan's year end of December 31:

                                                      (Dollars in thousands)
                                                         1996          1997
                                                       -------       -------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested
  benefits of $447 and $518                            $  (454)      $  (522)
 Projected benefit obligation for services rendered    =======       =======
  to date                                              $  (539)      $  (607)
 Plan assets at fair value, primarily insurance
  contracts                                                489           559
                                                       -------       -------
 Projected benefit obligation in excess of plan assets     (50)          (48)
 Unrecognized net (gain) from past experience
  different from that assumed                              (99)          (97)
 Unrecognized net obligation being recognized over 15
  years                                                    118           108
                                                       -------       -------
Accrued pension cost                                   $   (31)      $   (37)
                                                       =======       =======

Net pension cost included the following components for each of the years ended December 31:
                                                   (Dollars in thousands)
                                                1995         1996        1997
                                                -----        -----       -----
Service cost - benefits earned during
 the period                                     $  40        $  54      $  57
Interest cost on projected benefit                 46           35         38
 obligation
Actual return on plan assets                      (34)         (29)       (58)
Net amortization and deferral                      11            3         27
                                                -----        -----      -----
Net periodic cost                               $  63        $  63      $  64
                                                =====        =====       =====

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7.0% and 3.5%, respectively. The expected long-term rate of return on assets was 7.25%.

Executive Deferred Compensation Plan: The Bank maintains a non-qualified deferred compensation plan for a select group of management employees. Under the plan, eligible employees may elect to defer up to 30% of annual compensation. The Bank credits employee deferrals with interest based on the Bank's rate for a certificate of deposit with a term of one year, as well as changes in values of assets set aside in a revocable trust established in 1996. Upon termination of employment, the balance of the employee's deferred compensation account is distributable in a lump sum or in installments over a number of years specified by the employee. At December 31, 1996 and 1997, the Bank had an accrued liability with respect to the plan of $149,485 and $185,229, respectively.

Employee Stock Ownership Plan: In conjunction with the Bank's conversion, the Company formed an ESOP which covers substantially all employees with more than one year of employment, who have completed 1,000 hours of service, and who have attained the age of 21. The ESOP borrowed $1,322,500 from the Company and purchased 132,250 common shares, equal to 8% of the total number of shares issued in the conversion. The ESOP debt is secured by shares of the Company. The Bank will make scheduled discretionary contributions to the ESOP sufficient to service the debt. The balance outstanding on this debt was $1,249,411 and $1,132,443 at December 31, 1996 and 1997, respectively. As the debt is paid down, the number of shares to be released from serving as collateral is computed as the ratio of the current principal and interest to the total principal and interest outstanding. Deferred compensation relating to the ESOP was $1,249,411 and $1,082,640 at December 31, 1996 and 1997,
respectively, and is reported as a reduction of stockholders' equity. Compensation expense totaled

$93,296 and $284,160 for 1996 and 1997, respectively.

The following is a summary of ESOP shares at December 31, 1997:

                                                     1996         1997
                                                 ----------   ----------
        Allocated shares                              7,309       23,986
        Uncommitted shares                          124,941      108,264
                                                 ----------   ----------
           Total ESOP shares                        132,250      132,250
                                                 ==========   ==========
           Fair value of uncommitted shares      $1,889,733   $2,057,016
                                                 ==========   ==========

ESOP participants entitled to a distribution have the right to demand such distribution in the form of the Company's common stock. In the event that the Company's common stock is not readily tradeable on an established market, participants are entitled to require that the Company repurchase the common stock under a fair valuation formula, as provided by governmental regulations.

Management Recognition and Development Plan: In conjunction with the Bank's conversion, the Company formed an MRDP which is authorized to award 4% of the total shares of common stock issued in the conversion. During 1997, a trust was established to purchase the MRDP shares from the open market with $1,200,000 in funds transferred from the Company. The trust is revocable by the Company upon completion of its intended purpose. As of December 31, 1997, 48,025 shares have been purchased by the trust with 18,100 shares still to be acquired. Because the funds remaining in the trust exceed the market value of the shares remaining to be purchased as of December 31, 1997, the Company has recorded a receivable of $69,056, from the trust, which is included in other assets in the accompanying statements of financial condition.

As of December 31, 1997, the Company has awarded a total of 66,125 shares of common stock to directors and employees in key management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. As of December 31, 1997, there are no common shares remaining to be awarded under the Plan.

Deferred compensation, representing the shares' fair market value at the date of award, is charged to income on a straight-line basis over the five year vesting period as the Bank's directors and employees perform the related future services. The unamortized balance of $929,883 as of December 31, 1997, is reflected as a reduction of stockholders' equity. The Company recognized $103,320 as compensation and benefits expense relating to this plan for the year ended December 31, 1997.

Stock Option and Incentive Plan: In conjunction with the Bank's conversion, the Company established a stock option and incentive plan for the benefit of directors and employees of the Company and Bank. The plan became effective upon its adoption by the Board of Directors of the Company and approval of the plan by the stockholders' of the Company in June, 1997. The number of authorized but unissued shares reserved under the plan is 165,313. Granted stock options are regarded as common stock equivalents and are considered in earnings per share calculations. At December 31, 1997, no options have been exercised nor stock issued for this plan.

The stock options may be either incentive stock options or nonqualified stock options. Incentive stock options can be granted only to participants who are employees of the Company or its subsidiaries. The exercise price of an incentive stock option must not be less than the market value of the Company's stock on the date of the grant. All options expire no later than 10 years from the date of grant. The options vest at the rate of 20% per year over a five year period.

A summary of the status of the plan at December 31, 1997, and changes during the period since inception in June

1997, are presented below:
                                                             Weighted
                                                          Average Exercise
                                            Shares            Price
                                           --------       ----------------
Stock options:
  Granted                                   132,590           $15.625

  Exercised                                       -

  Forfeited                                       -
                                            -------
Outstanding, December 31, 1997              132,590           $15.625
                                            =======
Options exercisable, December 31, 1997            -
                                            =======

The fair value of each option granted is estimated on the date of the grant using the Black Scholes pricing model with the following weighted-average assumptions:

           Expected dividend yield                                1.75%
           Risk-free interest rate                                5.63%
           Expected life of options                             5 years
           Expected volatility                                    0.195

The following table summarizes information about stock options under the plan outstanding at December 31, 1997:

                  Options Outstanding           Options Exercisable
              -----------------------------   ------------------------
  Range of
  Exercise    Number       Remaining          Number         Exercise
  Prices      Outstanding  Contractual Life   Exercisable    Price
  ---------   -----------  ----------------   -----------    --------

  $15.625     132,590         9.5 years            -            -

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans, and no compensation cost has been recognized for the plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by approximately $35,000 for 1997, and basic and diluted earnings per share would each have decreased by $.02 for 1997. The effects of applying this statement for either recognizing compensation cost or providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years because options vest over several years.

Executive Employment Agreement: Under an employment agreement with the President and Chief Executive Officer, the Company and the Bank will provide severance payments in the event of an involuntary termination of employment in connection with a change in control of the Company, as defined in the contract. If the employment of the President and Chief Executive Officer were to be terminated as of December 31, 1997 pursuant to a change in control, he would be entitled to receive a severance payment amounting to approximately $293,000.

15.  STOCK HELD IN TRUST FOR EXECUTIVE DEFERRED COMPENSATION PLAN

In 1996, the Bank acquired 8,425 shares of the Company's common stock which is held in a revocable trust as assets set aside for the Bank's executive deferred compensation plan. Such stock is recorded at its fair value and, combined with miscellaneous cash funds in the trust, results in a value of $127,428 and $162,396 as of December 31, 1996 and 1997, respectively, which is reported as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition.

16.  NET GAIN (LOSS) ON SALE OF ASSETS

Net gain (loss) on sale of assets for each of the years ended December 31 is summarized as follows:

                                                1995         1996        1997
                                             ----------    ---------  --------
Net (loss) on sale of securities (Note 2)    $(113,845)   $(45,617)   $      -
Net gain on sale of loans held-for-sale         10,983      41,752      17,714
Net gain on sale of other assets                49,230      38,316           -
                                             ---------    --------    --------
                                             $ (53,632)   $ 34,451    $ 17,714
                                             =========    ========    ========

17.  OTHER NON-INTEREST INCOME AND EXPENSES

Other non-interest income and expense amounts are summarized as follows for each of the years ended December 31:

                                                1995         1996        1997
                                            ---------    ---------   ---------
Other non-interest income:
  Banking service charges and other fees    $  57,900    $  69,874   $  59,904
  Loan late charges                            14,482       17,113      15,629
  Commission income                            11,984        5,681       6,433
  Other miscellaneous                           3,904       19,346      25,093
                                            ---------    ---------   ---------
                                            $  88,270    $ 112,014   $ 107,059
                                            =========    =========   =========
Other non-interest expense:
  Stationery, printing and other supplies   $  27,440    $  35,000   $  54,425
  Telephone and postage                        36,037       38,490      41,729
  Insurance and surety bond premiums           46,573       44,940      34,757
  Professional fees                            25,906       33,790      72,650
  Supervisory examinations                     23,868       31,901      29,962
  Other operating expenses                     64,562       76,243     177,849
  Data processing                             125,965      138,748     136,904
  Advertising and promotions                  111,282      111,304     111,190
                                            ---------    ---------   ---------
                                            $ 461,633    $ 510,416   $ 659,466
                                            =========    =========   =========

18.  EARNINGS PER SHARE (EPS)

Earnings per share for the year ended December 31, 1997, were calculated as follows:

                                                Weighted
                                                Average
                                                Shares     Per-share
                                             (denominator)  amount
                                             ------------- ---------
Basic EPS                                       1,536,096   $0.56
                                                            -----
Effect of dilutive shares
   Unallocated ESOP shares                        117,029
   Stock options                                    4,534
                                                ---------
Diluted EPS                                     1,657,659   $0.52
                                                =========   =====

Because the Company's common stock was only outstanding approximately seven months during the year ended December 31, 1996, management believes that presentation of earnings per share information for 1996 would not be meaningful.

19.  RECAPITALIZATION OF THE SAVINGS ASSOCIATION INSURANCE FUND (SAIF)

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

20.  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

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

At December 31, 1997, the Company had approximate outstanding commitments to originate loans of $433,000. Fixed rate loan commitments were $218,000 in first mortgage loans committed at interest rates ranging from 7.25% to 7.50%. Variable-rate loan commitments were $215,000 in first mortgage loans with interest rates ranging from 7.95% to 8.75%.

Other commitments, as of December 31, 1997, are summarized as follows:

         Home equity lines of credit            $ 41,000
         Overdraft lines of credit               161,510
         Commercial lines of credit              250,000
                                                --------
                                                $452,510
                                                ========

Fair value estimates, methods and assumptions for the Company's financial instruments are set forth below, as of December 31:

                                                 (Dollars in thousands)
                                                1996                 1997
                                         -----------------   ----------------
        FINANCIAL ASSETS                 Carrying  Fair       Carrying  Fair
                                         Amount    Value      Amount    Value
                                        --------- -------    --------- -------
Cash and due from depository            $ 4,572   $ 4,572    $ 4,490   $ 4,490
 institutions
Mutual funds                              5,452     5,452      5,376     5,376
Investment securities                    10,112    10,112      5,806     5,806
Mortgage-backed securities               12,010    12,010     10,489    10,489
Stock in FHLB                               939       939        939       939
Loans held-for-sale, net                    571       571        447       447
Loans receivable, net                    60,980    61,445     66,512    67,403
Accrued interest receivable                 619       619        616       616

       FINANCIAL LIABILITIES
Transaction accounts                     15,723    15,723     16,574    16,574
Certificates of deposit                  57,157    57,361     56,309    56,460
Borrowed funds                                -         -        596       596
Advances from borrowers for taxes            57        57         29        29
 and insurance
 All other liabilities                      344       344        459       459

Cash and due from depository institutions: The carrying amounts of cash and due from depository institutions approximate their fair value.

Mutual funds, investment securities, and mortgage-backed securities: Fair value is determined by reference to quoted market prices.

Stock in FHLB: This stock is a restricted asset and its carrying value is a reasonable estimate of fair value.

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

21.      PARENT COMPANY FINANCIAL INFORMATION

The following tables present condensed financial information of the parent company, CNS Bancorp, Inc.

Condensed Statement of Financial Condition
December 31, 1996 and 1997

                                                        (Dollars in thousands)
                                                            1996     1997
                                                        ---------  ---------
                             ASSETS
        Cash and due from depository institutions        $  2,749   $ 1,784
        Securities available-for-sale                       4,107     1,201
        Investment in subsidiary                           17,492    18,557
        Other assets                                        1,321     2,389
                                                         --------  --------
              Total assets                               $ 25,669   $23,931
                                                         ========   =======

             LIABILITIES AND STOCKHOLDERS' EQUITY
        Accrued liabilities                              $    102   $     7
        Due to subsidiary                                   1,368         -
        Stockholders' equity                               24,199    23,924
                                                         --------  --------
              Total liabilities and stockholders'
               equity                                    $ 25,669   $23,931
                                                         ========   =======

Condensed Statement of Income

From Inception (January 16, 1996) through December 31, 1996 and the year ended December 31, 1997

                                                        (Dollars in Thousands)
                                                             1996      1997
                                                             ----      ----
        Income

           Interest from securities available-for-sale       $156      $156
           Other interest                                      58       197
           Other non-interest income                            -         5
                                                             ----      ----
                                                              214       358
        Expenses                                               15       258
        Income before income taxes and equity in             ----      ----
         undistributed earnings of subsidiary                 199       100
        Provision for income taxes                            (96)      (40)
        Equity in undistributed earnings of subsidiary        320       804
                                                             ----      ----
        Net income                                           $423      $864
                                                             ====      ====

Condensed Statement of Cash Flows
From Inception (January 16, 1996) through December 31, 1996 and the year ended December 31, 1997

                                                       (Dollars in thousands)
                                                            1996     1997
                                                        ---------  ---------
        Cash Flows From Operating Activities
           Net income                                    $    423   $   864
           Adjustments to reconcile net income to net
            cash provided by operating activities:
              Equity in undistributed earnings of
               subsidiary                                    (320)     (804)
              Accretion of discounts on securities
               available-for-sale                               -        (8)
              Compensation expense - MRDP                       -       103
              Change in other assets                          (72)   (1,116)
              Change in accrued liabilities                   135       (89)
              Change in due to subsidiary                       -    (1,368)
                                                         --------   -------
                 Net cash provided by operating
                  activities                                  166    (2,418)
                                                         --------   -------
        Cash Flows From Investing Activities
           Investment in City National Savings Bank,
            FSB                                            (8,000)        -
           Purchases of securities available-for-sale      (7,741)        -
           Maturities of securities available-for-sale      3,650     2,900
                                                         --------   -------
                 Net cash (used) provided by
                  investing activities                    (12,091)    2,900
                                                         --------   -------
        Cash Flows From Financing Activities
           Net proceeds from stock issuance                14,677         -
           Payment received on loan to ESOP (other
            asset)                                             73       117
           Funding provided to MRDP trust                       -    (1,200)
           Dividends paid                                     (76)     (364)
                                                         --------   -------
                 Net cash provided (used) by
                  financing activities                     14,674    (1,447)
                                                         --------   -------
                 Net change in cash and cash
                  equivalents                               2,749      (965)

           Cash and cash equivalents, beginning of
            period                                              -     2,749
                                                         --------   -------
           Cash and cash equivalents, end of period      $  2,749   $ 1,784
                                                         ========   =======
       Supplemental Disclosure of Non-Cash
        Transactions:

           Exchange of common stock for loan
            receivable from ESOP (other asset)           $  1,322   $     -
                                                         ========   =======
           Write down of MRDP trust receivable after
            establishment of the MRDP                    $      -   $    98
                                                         ========   =======

22.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly data for each quarter after the conversion are presented below. Earnings per share for the quarter ended June 30, 1996, is not presented, as the common stock was outstanding for only twenty one days during the quarter.

                                (Dollars in thousands, except per share data)
                                June 30,      September 30,    December 31,
                                 1996             1996            1996
                                --------      -------------    ------------
Total interest income           $1,623           $1,737          $1,730
Total interest expense             983              925             907
                                ------           ------          ------
Net interest income                640           ------             823
Provision for loan losses            7              812              21
Net interest income after       ------                           ------
 provision for loan losses         633              772             802

Total non-interest income          263               37              24
Total non-interest expense         494            1,045             551
                                ------           ------          ------
Income (loss) before income taxes  402             (236)            275
Provision (benefit) for income
 taxes                              79              (64)            137
                                ------           ------          ------
Net income (loss)               $  323           $ (172)         $  138
                                ======           ======          ======
Earnings (loss) per share                        $(0.11)         $ 0.09
                                                 ======          ======
Diluted earnings (loss) per
 share                                           $(0.11)         $ 0.08
                                                 ======          ======

                            (Dollars in thousands, except per share data)
                          March 31,    June 30,   September 30,   December 31,
                            1997         1997         1997            1997
                          ---------    --------   -------------   ------------
Total interest income     $1,742       $1,774       $1,767          $1,775
Total interest expense       892          908          922             925
                          ------       ------       ------          ------
Net interest income          850          866          845             850
(Benefit) provision for
 loan losses                 (27)          22           16              (6)
Net interest income after ------       ------       ------          ------
 provision for loan losses   877          844          829             856
Total non-interest income     52           42           45              62
Total non-interest expense   544          527          555             671
                          ------       ------       ------          ------
Income before income taxes   385          359          319             247
Provision for income taxes   154          144          128              20
                          ------       ------       ------          ------
Net income                $  231       $  215       $  191          $  227
                          ======       ======       ======          ======
Earnings per share        $ 0.15       $ 0.14       $ 0.12          $ 0.15
                          ======       ======       ======          ======
Diluted earnings per
 share                    $ 0.14       $ 0.13       $ 0.11          $ 0.14
                          ======       ======       ======          ======

                                CNS BANCORP, INC
                             STOCKHOLDER INFORMATION

ANNUAL MEETING

The annual meeting of stockholders will be held at 2:00 p.m., Tuesday, April 21, 1998 at City National Savings Bank located at 427 Monroe Street, Jefferson City, Missouri.

STOCK LISTING

The Company's stock is traded on the Nasdaq Small Cap National Market under symbol "CNSB".

PRICE RANGE OF COMMON STOCK

The table below shows the price range of common stock for the calendar year of 1997, during which the common stock was outstanding. This information was provided by the Nasdaq Stock Market. These prices represent high and low bids without retail mark-ups, mark-down, or commissions and may not represent actual transactions.

       FISCAL 1996                                     FISCAL 1997
   -------------------                              -----------------
 High        Low      Dividends    QUARTER       High     Low     Dividends

n/a         n/a          n/a        First       $17.75   $15.00      $.05
$12.00      $10.50       $.00       Second      $16.75   $15.00      $.05
$13.125     $11.00       $.00       Third       $17.75   $16.25      $.06
$15.00      $12.75       $.05       Fourth      $21.625  $17.25      $.06

Dividend payment decisions are made based on a variety of factors including earnings, financial condition, market considerations, and regulatory restrictions. Restrictions on dividend payments are described on Note 13 of the Notes to Consolidated Financial Statements included in this report.

As of March 2, 1998 the Company had approximately 427 stockholders of record and 1,644,598 outstanding shares of common stock.

SHAREHOLDER AND GENERAL INQUIRIES         TRANSFER AGENT

     Robert E. Chiles                     1st Bankers Trust Company
     City National Savings Bank           Broadway at 12th Street
     427 Monroe Street                    P. O. Box 3566
     Jefferson City, MO 65101             Quincy, IL 62305-3566
     (573) 634-3336                       (217) 228-8000

ANNUAL AND OTHER REPORTS

The Company is required to file an annual report on Form 10-KSB for its year ended December 31, 1997 with the Securities and Exchange Commission. Copies of the Company's annual and quarterly reports may be obtained without charge by contacting:
     David L. Jobe
     City National Savings Bank
     427 Monroe Street
     Jefferson City, MO 65101
     (573) 634-3336

                                CNS BANCORP, INC.
                              CORPORATE INFORMATION

COMPANY AND BANK ADDRESS

     427 Monroe Street                    Telephone: (573) 634-3336
     Jefferson City, MO 65101             Fax: (573) 636-3191

DIRECTORS OF CNS BANCORP, INC. AND CITY NATIONAL SAVINGS BANK, FSB.

Richard E. Caplinger
  Chairman of the Board CNS Bancorp, Inc. and City National Savings Bank, Jefferson City, Missouri. Retired Co-owner of Caplinger's Inc., a mens' specialty retailer.

Robert E. Chiles
  President, Chief Executive Officer, and Director of the Savings Bank since
  1974.

James F. McHenry
  Director since 1964.  Retired Circuit Court Judge for Cole County.

James E. Whaley
  Director since 1975. Majority owner of Whaley's East End Drug, a retail pharmacy.

Ronald D. Roberson
  Director since 1983. Sole owner of R.D. Roberson & Associates, a financial and management consulting firm.

John C. Kolb
  Director since 1989.  President and part-owner of Jefferson City Oil Co.,
  Inc.

Michael A. Dallmeyer
  Director since 1993. Partner in the law firm of Hendren and Andrae, Jefferson City, Missouri.

OFFICERS OF CNS BANCORP, INC.

Robert E. Chiles                          David L. Jobe
     President                               Secretary/Treasurer
     Chief Executive Officer                 Chief Financial Officer

Delphine Prenger
     Vice-President

OFFICERS OF CITY NATIONAL SAVINGS BANK, FSB

Robert E. Chiles                          David L. Jobe
     President                               Secretary/Treasurer
     Chief Executive Officer                 Chief Financial Officer

Delphine Prenger
    Vice-President

INDEPENDENT AUDITORS                      SPECIAL COUNSEL

Williams-Keepers LLP                      Breyer & Aguggia
107 Adams Street                          1300 I Street, NW
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

--------------------
(a) The operations of the Company's subsidiaries are included in the Company's consolidated financial statements.
(b)  Owned directly by City National Savings Bank, FSB.
(c)  Owned directly by Parity Insurance Agency, Inc.

                               Exhibit 23

                      Consent of Independent Auditors

WILLIAMS               107 Adams * Jefferson City, MO 651201 * 573/635/6196 *
KEEPERS LLP                                                  573/635-8394 fax
------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

JEFFERSON CITY
COLUMBIA
MEXICO

                        INDEPENDENT AUDITORS' CONSENT

We hereby consent to the incorporation by reference in the Registration Statement of CNS Bancorp, Inc. on Form S-8 (File No. 333-29861), of our report, dated February 13, 1998, accompanying the consolidated financial statements incorporated by reference in CNS Bancorp, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1997.

/s/ Williams-Keepers LLP

Jefferson City, Missouri
March 30, 1998