Form 10QSB
period 1998-03-31
CNS BANCORP INC
filed 1998-05-15
CIK 1009670

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             450 5TH STREET, N.W.
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                             Not applicable
                             --------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                Yes [X]     No [  ].

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding March 31, 1998
Common Stock, par value $.01 per share                 1,644,598 Shares

                       CNS BANCORP, INC. AND SUBSIDIARY

                                 FORM 10-QSB

                     FOR THE QUARTER ENDED MARCH 31, 1998

                                    INDEX

                                                                  PAGE NO.

PART I - Financial Information

       Consolidated Balance Sheets                                   1

       Consolidated Statements of Earnings                           2

       Consolidated Statements of Cash Flows                         3

       Notes to Consolidated Financial Statements                    4

       Management's Discussion and Analysis of
             Financial Condition and Results of Operations           6


PART II - Other Information                                          9

      CNS BANCORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
      (UNAUDITED)

            ASSETS                                    MARCH 31,     DECEMBER 31,
                                                        1998           1997
                                                      ---------      --------
Cash and due from depository institutions (including
  interest-bearing accounts totaling $6,086,640 in
  1998 and $3,112,633 in 1997)                     $  6,989,899   $  4,490,638
Securities available-for-sale                        18,912,218     21,670,913
Stock in Federal Home Loan Bank                         939,300        939,300
Loans held-for-sale, net                              1,598,617        446,748
Loans receivable, net                                65,198,921     66,512,442
Accrued interest receivable                             572,688        616,075
Real estate owned, net                                  660,636        652,795
Premises and equipment, net                           1,614,866      1,625,137
Income tax receivable                                   158,230        299,784
Other assets                                            864,283        636,963
                                                     ----------     ----------
      Total assets                                  $97,509,658    $97,890,795
                                                    ===========    ===========


         LIABILITIES AND  STOCKHOLDERS' EQUITY

Deposits                                            $72,255,074    $72,882,810
Borrowed funds                                          589,882        595,985
Advances from borrowers for taxes and insurance          96,765         28,828
Accrued interest and other liabilities                  498,781        459,045
                                                     ----------     ----------
      Total liabilities                             $73,440,502    $73,966,668
                                                    -----------    -----------

Common stock, $.01 par value:
      Authorized, 6,000,000 shares; 1,653,125
        shares issued                                    16,531         16,531
Additional paid-in-capital                           16,081,003     16,023,150
Retained earnings, substantially restricted          10,694,104     10,544,892
Treasury Stock                                         (153,652)             0
Deferred compensation - ESOP                         (1,058,408)    (1,082,640)
Deferred compensation - MRDP                           (878,223)      (929,883)
Investments held in trust for Exec Def Comp Plan       (162,396)      (162,396)
Unrealized loss on securities net of deferred taxes    (469,803)      (485,528)
                                                     ----------     ----------
      Total stockholders' equity                    $24,069,156    $23,924,126
                                                     ----------     ----------
   Total liabilities and stockholders' equity       $97,509,658    $97,890,794
                                                     ==========     ==========

      CNS BANCORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME
      (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                MARCH 31         MARCH 31
                                                 1998              1997
                                              ----------------------------
INTEREST INCOME
Mortgage loans                                  $1,305,380      $1,191,865
Consumer and other loans                            42,014          59,609
Investment securities                              102,151         196,742
Mortgage-backed securities                         158,791         179,858
Other interest-earning assets                      133,265         113,910
                                                 ---------       ---------
         Total interest income                  $1,741,601      $1,741,984
                                                 ---------       ---------

INTEREST EXPENSE
Deposits                                           875,127         891,881
Borrowed money                                       9,429               0
                                                ----------      ----------
Total interest expense                         $   884,556    $    891,881
                                                ----------      ----------
Net interest income                            $   857,045    $    850,103

PROVISION FOR LOAN LOSSES                           14,268         (26,873)
                                                ----------      ----------
Net interest income after
  provision for loan losses                   $    842,777    $    876,976

NON-INTEREST INCOME
Loan servicing fees                                 10,862          12,731
Income from real estate owned                        1,650           1,400
Net gain  on sale of assets                         88,575           6,156
Other                                               43,821          31,356
                                                ----------       ---------
Total non-interest income                     $    144,908    $     51,643

NON-INTEREST EXPENSE
Compensation and benefits                          356,333         274,798
Occupancy and equipment                             63,322          63,558
Deposit insurance premiums                          11,931          11,931
Other                                              142,135         193,971
                                                ----------       ---------
Total non-interest expense                     $   573,721     $   544,258
                                                ----------       ---------
Net income  before income taxes                $   413,964     $   384,361
PROVISION FOR INCOME TAXES                     $   165,565     $   153,748
                                                ----------       ---------
Net income                                     $   248,399     $   230,613
                                                ==========       =========

Net income  per share                          $      0.16     $      0.15

Diluted net income per share                   $      0.16     $      0.14

Weighted average shares outstanding              1,539,616       1,528,184

Dividends paid per share                       $      0.06     $      0.05

      CNS BANCORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                 MARCH 31, 1998   MARCH 31, 1997
 CASH FLOWS FROM OPERATING ACTIVITIES:           --------------   --------------
Net Income                                        $    248,399     $   230,613
Adjustments to reconcile net income to net cash flows
  provided by (used for) operating activities:
      Depreciation                                      30,245         339,933
      Provision for loan losses                         14,268         (26,873)
      (Gain)/loss on sale of real estate owned               0               0
      Amortization of premiums and accretion of
        discounts on securities available-for-sale      37,013           9,213
      (Gain)/loss on sale of securities available
        for sale                                             0               0
      Proceeds from the same of loans held-for-sale  4,943,249               0
      Origination of loans held-for-sale            (3,479,788)              0
      (Gain)/loss on sales of loans held-for-sale            0               0
      Compensation expense - ESOP                       82,085          37,411
      Compensation expense - MRDP                       51,660               0
Decrease (increase) in:
      Accrued interest receivable                       43,387          14,435
      Other assets                                    (277,320)        (29,542)
      Income tax receivable                            131,369          64,045
Increase (decrease) in:
      Accrued expenses and other liabilities            39,543          25,009
      Accrued income taxes                                   0               0
                                                      --------        --------
Net cash provided by(used for) operating activities  1,914,110         358,244

Cash flows from investing activities:
      Loans:
        Loan (originations) and principal
          payments - net                             1,816,453        (478,481)
Purchases of:
      Loans receivable                              (3,226,129)       (192,960)
      Securities available-for-sale                   (299,672)       (897,445)
Proceeds from maturity or pay down of:
      Securities available-for-sale                  3,047,457       2,366,649
Proceeds from sale or call of:
      Securities available-for-sale                          0               0
Proceeds from sales of real estate owned                (7,841)              0
Cash outflows for premises and equipment               (19,974)         (3,213)
                                                     ---------       ---------
      Net cash provided by Investing Activities      1,310,294         794,550

Cash flows from financing activities: Net increase (decrease) in:

      Deposits                                       (627,736)         381,430
      Advances from borrowers for taxes and
          insurance                                    67,937           65,837
      Borrowed funds                                   (6,103)               0
      Proceeds from sale of common stock             (153,652)               0
      Executive deferred compensation trust                 0                0
      Dividends paid to shareholders                  (99,187)         (71,280)
                                                    ---------        ---------
      Net cash provided by financing activities      (818,741)         375,987
                                                    ---------        ---------
      Net increase (decrease) in cash &
        cash equivalents                            2,499,264        1,528,782
Cash and cash equivalents at beginning of period    4,490,638        4,572,016
                                                    ---------        ---------
Cash and cash equivalents at end of period          6,989,899       $6,100,808
                                                    =========        =========

Supplemental schedule of cash flow information:
Cash paid during the period for:

        Interest on deposits                          206,555          202,260
        Income taxes                                  140,000           75,750

      CNS BANCORP, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited)

(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations and other data for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1998.

      The unaudited consolidated financial statements include the amounts of CNS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, City National Savings Bank, FSB (the "Savings Bank") and the Savings Bank's wholly-owned subsidiary, Parity Insurance Agency, Inc., and its wholly-owned subsidiary, City National Real Estate, Inc., for the three months ended March 31, 1998. Material intercompany accounts and transactions have been eliminated in consolidation.

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

(3)   Earnings Per Share

      Earnings per share for the three months ended March 31, 1998 have been calculated to be $.16 based upon the weighted average number of shares outstanding.

(4) Repurchase of stock:

      During the three months ended March 31, 1998 the Company repurchased 18,100 shares of common stock at an average price of $17.88 per share for the MRDP trust and 8,527 shares of common stock at an average price of $17.97 as treasury stock.

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

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 4%. The Savings Bank's liquidity ratio was approximately 10.29% at March 31, 1998.

Commitments to originate mortgage loans at March 31, 1998 were approximately $238,000.

The thrift industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. From the early 1980's up until 1996, the Savings Bank has originated primarily adjustable-rate mortgage loans for it's loan portfolio. In early 1996 the Savings Bank began keeping some of the fixed rate loans it originates. However during the first quarter of 1998 all of the fixed rate loans originated were sold or held for sale. As of March 31, 1998 the Savings Bank held adjustable-rate mortgage loans of $46 million or 70.77% of the total mortgage loans.

The Savings Bank is required to meet certain tangible, core and risk-based capital requirements. The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at March 31, 1998:

                                                       Percent of Adjusted
                                          Amount       Total Assets
                                                       (Unaudited)
                                                (Dollars in Thousands)

Tangible capital                                $18,570            19.90%
Tangible capital requirement                     $1,400             1.50%
                                                 ------------------------
Excess                                          $17,170            18.40%
                                                =======            ======

Core capital                                    $18,570            19.90%
Core capital requirement                         $2,800             3.00%
                                                 ------------------------
Excess                                          $15,770            16.90%
                                                =======            ======

Risk-based capital                              $18,954            40.31%
Risk-based capital requirement                   $3,762             8.00%
                                                 ------------------------
Excess                                          $15,192            32.31%
                                                =======            ======

Financial Condition

Assets decreased from $97.8 million at December 31, 1997 to $97.5 million at March 31, 1998. Cash and due from depository institutions increased from $4.5 million at December 31, 1997 to $7.0 million at March 31, 1998 due to the sale of $4.9 million of fixed rate loans, a large number of which were refinanced loans which the Company held in portfolio. Securities available-for-sale decreased from $21.7 million at December 31, 1997 to $18.9 million at March 31, 1998. Loans held-for-sale and loans receivable, net decreased from $67.0 million at December 31, 1997 to $66.8 million at March 31, 1998 due primarily to the refinancing and loan sales during the period.

Real estate owned, net increased from $653,000 at December 31, 1997 to $661,000 at March 31, 1998 due to the payment of a $25,000 management fee to the other Briar Pointe, LLC joint venture party and the sale of one lot.

Deposits decreased from $72.9 million at December 31, 1997 to $72.3 million at March 31, 1998.

It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $132,000 at December 31, 1997 to $94,000 at March 31, 1998 as a result of the loans being paid current.

Results of Operations

Net earnings increased $18,000, or 7.71%, from $231,000 for the three months ended March 31, 1997 to $248,000 for the three months ended March 31, 1998. The primary reasons for the increase in net earnings were the increases in net interest income and non-interest income which was partially offset by an increase in provision for loan losses and an increase in non-interest expense.

Net Interest Income

Net interest income was essentially unchanged for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay their loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses increased from ($27,000) for the three months ended March 31, 1997 to $14,000 for the three months ended March 31, 1998. The recovery in provision for loan losses during the first quarter of 1997 was primarily due to a reduction in classified assets during that quarter when a large commercial real estate loan which was classified at the end of 1996 was paid current.

Non-interest Income

Non-interest income increased $93,000, or 180.60%, from $52,000 for the three months ended March 31, 1997 to $145,000 for the three months ended March 31, 1998. The primary reason that NON-INTEREST income increased in 1998 was the increased gain on sale of loans with servicing released. The Company sold $4.9 million in loans during the first quarter of 1998 and sold no loans during the first quarter of 1997.

Non-interest Expense

Non-interest expense increased $30,000, or 5.41%, from $544,000 for the three months ended March 31, 1997 to $574,000 for the three months ended March 31, 1998. The increase in non-interest expense during 1998 is due primarily to an increase in compensation and benefits. The increase in compensation and benefits is due primarily to the recognition of more ESOP and MRDP compensation during the first three months of 1998 than in the first three months of 1997. Other non-interest expenses decreased primarily due to the recognition of first time expenses in 1997 resulting from operating as a public company.

Income Taxes

Income taxes increased from $154,000 for the three months ended March 31, 1997 to $166,000 for the three months ended March 31, 1998.

Year 2000 Considerations

Fiserv, the primary data processor for the Company, is planning to complete the conversion of their system to a Year 2000 compliant system by the third quarter of 1998. The Company has begun the process of replacing its hardware with Y2K compliant equipment and plans to complete that process by June 30, 1998. The estimated cost of that hardware and software upgrade is $70,000. Y2K is not the only reason for the equipment purchase. The Company would have been replacing the equipment in its general upgrading program this year.

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

                                             CNS BANCORP, INC.
                                             -----------------
                                             (Registrant)

DATE: May 15, 1998                         BY:/s/ROBERT E. CHILES
                                              -------------------
                                           Robert E. Chiles, President and
                                           Duly Authorized Officer

                                           BY:/s/DAVID L. JOBE
                                              ----------------
                                           David L. Jobe, Treasurer and
                                           Chief Financial Officer