Form 10QSB/A
period 1998-03-31
CNS BANCORP INC
filed 1998-06-12
CIK 1009670

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             450 5TH STREET, N.W.
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB (Amended)

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
                                                     ==========     ==========

      CNS BANCORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME
      (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                MARCH 31         MARCH 31
                                                 1998              1997
                                              ----------------------------
INTEREST INCOME
Mortgage loans                                  $1,305,380      $1,191,865
Consumer and other loans                            42,014          59,609
Investment securities                              102,151         196,742
Mortgage-backed securities                         158,791         179,858
Other interest-earning assets                      133,265         113,910
                                                 ---------       ---------
         Total interest income                  $1,741,601      $1,741,984
                                                 ---------       ---------

INTEREST EXPENSE
Deposits                                           875,127         891,881
Borrowed money                                       9,429               0
                                                ----------      ----------
Total interest expense                         $   884,556    $    891,881
                                                ----------      ----------
Net interest income                            $   857,045    $    850,103

PROVISION FOR LOAN LOSSES                           14,268         (26,873)
                                                ----------      ----------
Net interest income after
  provision for loan losses                   $    842,777    $    876,976

NON-INTEREST INCOME
Loan servicing fees                                 10,862          12,731
Income from real estate owned                        1,650           1,400
Net gain  on sale of assets                         88,575           6,156
Other                                               43,821          31,356
                                                ----------       ---------
Total non-interest income                     $    144,908    $     51,643

NON-INTEREST EXPENSE
Compensation and benefits                          356,333         274,798
Occupancy and equipment                             63,322          63,558
Deposit insurance premiums                          11,931          11,931
Other                                              142,135         193,971
                                                ----------       ---------
Total non-interest expense                     $   573,721     $   544,258
                                                ----------       ---------
Net income  before income taxes                $   413,964     $   384,361
PROVISION FOR INCOME TAXES                     $   165,565     $   153,748
                                                ----------       ---------
Net income                                     $   248,399     $   230,613
                                                ==========       =========

Net income  per share                          $      0.16     $      0.15

Diluted net income per share                   $      0.16     $      0.14

Weighted average shares outstanding              1,539,616       1,528,184

Dividends paid per share                       $      0.06     $      0.05

      CNS BANCORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                 MARCH 31, 1998   MARCH 31, 1997
 CASH FLOWS FROM OPERATING ACTIVITIES:           --------------   --------------
Net Income                                        $    248,399     $   230,613
Adjustments to reconcile net income to net cash flows
  provided by (used for) operating activities:
      Depreciation                                      30,245         339,933
      Provision for loan losses                         14,268         (26,873)
      (Gain)/loss on sale of real estate owned               0               0
      Amortization of premiums and accretion of
        discounts on securities available-for-sale      37,013           9,213
      (Gain)/loss on sale of securities available
        for sale                                             0               0
      Proceeds from the same of loans held-for-sale  4,943,249               0
      Origination of loans held-for-sale            (3,479,788)              0
      (Gain)/loss on sales of loans held-for-sale            0               0
      Compensation expense - ESOP                       82,085          37,411
      Compensation expense - MRDP                       51,660               0
Decrease (increase) in:
      Accrued interest receivable                       43,387          14,435
      Other assets                                    (133,719)        (29,542)
      Income tax receivable                            131,369          64,045
Increase (decrease) in:
      Accrued expenses and other liabilities            39,543          25,009
      Accrued income taxes                                   0               0
                                                      --------        --------
Net cash provided by(used for) operating activities  2,007,711         358,244

Cash flows from investing activities:
      Loans:
        Loan (originations) and principal
          payments - net                             1,816,453        (478,481)
Purchases of:
      Loans receivable                              (3,226,129)       (192,960)
      Securities available-for-sale                   (299,672)       (897,445)
Proceeds from maturity or pay down of:
      Securities available-for-sale                  3,047,457       2,366,649
Proceeds from sale or call of:
      Securities available-for-sale                          0               0
Proceeds from sales of real estate owned                (7,841)              0
Cash outflows for premises and equipment               (19,974)         (3,213)
                                                     ---------       ---------
      Net cash provided by Investing Activities      1,310,294         794,550

Cash flows from financing activities: Net increase (decrease) in:

      Deposits                                       (627,736)         381,430
      Advances from borrowers for taxes and
          insurance                                    67,937           65,837
      Borrowed funds                                   (6,103)               0
      Proceeds from sale of common stock             (153,652)               0
      Executive deferred compensation trust                 0                0
      Dividends paid to shareholders                  (99,187)         (71,280)
                                                    ---------        ---------
      Net cash provided by financing activities      (818,741)         375,987
                                                    ---------        ---------
      Net increase (decrease) in cash &
        cash equivalents                            2,499,264        1,528,782
Cash and cash equivalents at beginning of period    4,490,638        4,572,016
                                                    ---------        ---------
Cash and cash equivalents at end of period          6,989,899       $6,100,808
                                                    =========        =========

Supplemental schedule of cash flow information:
Cash paid during the period for:

        Interest on deposits                          206,555          202,260
        Income taxes                                  140,000           75,750

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