Form 10QSB
period 1998-06-30
CNS BANCORP INC
filed 1998-08-07
CIK 1009670

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        450 5TH STREET, NW
                      WASHINGTON, D.C. 20549

                            FORM 10-QSB
        (Mark One)
                       X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

        Check whether the issuer: (1) filed all reports required to be filed by
        Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
        requirements for the past 90 days. Yes           X         No  .


        Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

               Class                                Outstanding June 30, 1998
        Common Stock, par value $.01 per share         1,644,598 Shares



                 CNS BANCORP, INC. AND SUBSIDIARY

                            FORM 10-QSB

                FOR THE QUARTER ENDED JUNE 30, 1998

                               INDEX


        PAGE NO.

        PART I - Financial Information

         Consolidated Balance Sheets                       1

         Consolidated Statements of Earnings               2

         Consolidated Statements of Cash Flows             3

         Notes to Consolidated Financial Statements        4

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations   5


        PART II - Other Information                         8

                  CNS BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
       ASSETS                        June 30, 1998     December 31,1997
                                     [C]               [C]
Cash and due from depository
institutions (including
interest-bearing accounts
totaling $3,112,633 in 1997
and $9,674,588 in 1998)              $10,494,840         $  4,490,638

Securities available-for-sale        $18,355,589          $21,670,913
Stock in Federal Home Loan Bank      $   662,500       $     939,300
Loans held-for-sale, net             $   430,600       $     446,748
Loans receivable, net                $64,303,042        $66,512,442
Accrued interest receivable        $     573,606        $     616,075
Real estate owned, net            $     709,210       $     652,795
Premises and equipment, net         $  1,592,802        $  1,625,137
Income tax receivable              $     259,191      $     299,784
Other assets                       $     607,042      $     636,963

      Total assets                 $97,988,422        $97,890,795

      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                  $72,543,136          $72,882,810
Borrowed funds                                  $     583,682      $     595,985
Advances from borrowers for taxes and
 insurance                                $     147,429        $       28,829
Accrued expenses and other liabilities      $     436,238       $     459,045
Total liabilities                            $73,710,485        $73,966,669

Common stock, $.01 par value:
  Authorized, 6,000,000 shares;
  1,653,125 shares issued                  $       16,531      $       16,531
Additional paid-in-capital                    $16,098,446         $16,023,150
Retained earnings, substantially
 restricted                     $10,798,588         $10,544,892
Treasury Stock                       ($   153,652)      $                0
Deferred compensation - ESOP          ($1,016,999)        ($1,082,640)
Deferred compensation - MRDP          ($   826,562)       ($   929,883)
Investments held in trust for Exec.
 Def. Comp. Plan                     ($   147,437)       ($   162,396)
Unrealized loss on securities net of
 deferred taxes                      ($   490,978)       ($   485,528)

Total stockholders' equity                       $24,277,937         $23,924,126

Total liabilities and stockholders'
 equity                     $97,988,422         $97,890,795


                      CNS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                        Three Months Ended                 Six Months Ended
                                    June 30          June 30         June 30    June 30
                                      1998             1997            1998       1997

INTEREST INCOME
Mortgage loans                    $1,276,879     $1,244,579     $2,582,259    $2,436,444
Consumer and other loans                         $     46,932   $     56,277    $     88,946   $   115,886
Investment securities                        $   112,893    $   174,251    $   215,044    $   370,993
Mortgage-backed securities                       $   149,102    $   177,053     $   307,893    $   356,911
   Other interest-earning assets                         $   145,625    $   121,621     $   278,890    $   235,531

Total interest income                    $1,731,431     $1,773,781     $3,473,032     $3,515,765

INTEREST EXPENSE
Deposits                               $   908,301    $   907,450    $1,783,428 $1,799,331
Borrowed money                               $       9,436  $          890 $     18,865   $          890
Total interest expense                   $   917,737    $   908,340    $1,802,293     $1,800,221

Net interest income                $   813,694    $   865,441    $1,670,739 $1,715,544

PROVISION FOR LOAN LOSSES                       ($         258)    $     22,237    $     14,010   ($      4,636)
Net interest income after
provision for loan losses                     $   813,952    $  843,204 $1,656,729     $1,720,180

NONINTEREST INCOME
Loan servicing fees                              $     12,629   $    12,263     $     23,491   $     24,994
Income from real estate owned                    ($      2,053) $      1,650    ($         403)     $       3,050
Net gain on sale of loans                        $     95,734   $             0 $   184,309    $       6,156
Other                                  $     34,289   $    28,307    $     78,110    $     59,663
Total noninterest income                            $   140,599    $    42,220     $   285,507    $     93,863

NONINTEREST EXPENSE
Compensation and benefits                        $   351,019    $ 276,694  $   707,352    $   551,492
Occupancy and equipment                      $     63,153   $   60,412     $   126,475    $   123,970
Deposit insurance premiums                       $     10,909   $   11,931 $     22,840   $     23,862
Other                                  $   193,088    $ 177,657 $   335,223     $   371,628
Total noninterest expense                           $   618,169    $ 526,694  $1,191,890     $1,070,952
Net income before income taxes                      $   336,382    $ 358,730  $   750,346    $   743,091
PROVISION FOR INCOME TAXES                $   133,107    $ 143,474 $   298,672     $   297,222
Net income                             $   203,275    $ 215,256 $   451,674     $   445,869
Other comprehensive income
 (loss), net of income taxes:
   Unrealized gains (losses)
   on securities                 ($    21,175)  $   24,351     ($      5,160) ($   21,758)
Comprehensive income                         $   182,100    $ 239,607      $   446,514    $   424,111
Basic net income per share                          $         0.13 $       0.14    $         0.29 $         0.28

Diluted net income per share                        $         0.12 $       0.13    $         0.27 $         0.27
Weighted average shares outstanding                         1,540,781   1,534,463    1,540,781      1,534,463

Dividends paid per share                            $         0.06      $       0.05    $         0.12 $         0.10



                      CNS BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                    SIX MONTHS ENDED

                                           June 30, 1998       June 30, 1997
Cash flows from operating activities:


Net Income                                 $      451,674      $     445,869
Adjustments to reconcile net income to net cash flows
  provided by (used for) operating activities:
Depreciation                                   $  58,549           $  66,893
Provision for loan losses                          $   14,010       ($  4,636)
   Amortization of premiums and
   accretion of (discounts) on
   securities available-for-sale                 $    67,483      $   16,723
Proceeds from the sale of loans held-for-sale    $ 10,426,026   $     607,641
Origination of loans held-for-sale         ($  8,778,256)     $        0
(Gain) on sales of loans held-for-sale   $   184,309       $       0
Compensation expense - ESOP              $      140,937       $       74,998
Compensation expense - MRDP              $      103,320       $        0
decrease (increase) in:
Accrued interest receivable              $        42,469    ($      39,866)
Other assets                      $        29,922           ($      16,734)
Income tax receivable              $        42,966           $        92,501
Increase (decrease) in:
Accrued expenses and other liabilities ($       23,000)      $      17,742
Net cash provided by operating activities  $   2,391,791        $   1,261,131

Cash flows from investing activities:
   Loans:
Loan (originations) and principal payments - net $   6,019,767   ($ 2,806,671)
Purchases of:
Loans receivable                         ($  5,271,690)       ($ 1,175,000)
Securities available-for-sale             ($     749,391)      ( $1,047,445)
Proceeds from maturity or repayment of:
Securities available-for-sale            $   4,266,402        $   4,899,573
Proceeds from sales of real estate owned ($      56,414)      ($    844,460)
Cash outflows for premises and equipment ($      26,214)      ($        3,213)
Net cash provided by investing activities $   4,182,460        ($    977,216)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits                              ($    339,674)      $      393,952
Advances from borrowers for taxes
  and insurance                 $     118,600        $      125,631
Borrowed funds                    ($      12,303)           $            0
Treasury stock purchased               ($    153,652)      $                 0
Executive deferred compensation trust $   14,958           ($       13,160)
Dividends paid to shareholders       ($     197,978)          ($     153,936)
Net cash provided by financing activities($     570,049)      $      352,487
Net increase  in cash and cash equivalents$    6,004,202       $      636,402
Cash and cash equivalents at  beginning of period $  4,490,638   $  4,572,026
Cash and cash equivalents at end of period $  10,494,840        $   5,208,428

Supplemental schedule of cash flow information:
   Cash paid during the period for:
      Interest on deposits            $    1,777,556       $   1,794,115
      Income taxes             $       270,409           $      121,750

                             CNS BANCORP, INC. AND SUBSIDIARIES

      Notes to Consolidated Financial Statements (Unaudited)

     (1)    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations and other data for the three months and six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1998.

           The unaudited consolidated financial statements include the amounts of CNS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, City National Savings Bank, FSB (the "Saving Bank") and the Savings Bank's wholly-owned subsidiary, Parity Insurance Agency, Inc., and its wholly-owned subsidiary, City National Real Estate, Inc., for the three months and six months ended June 30, 1998. Material intercompany accounts and transactions have been eliminated in consolidation.

            (2)    Employee Stock Ownership Plan (ESOP)

           The Savings Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed $1,322,500 from the Company and purchased 132,250 common shares. The Savings Bank is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. The $1,322,500 in stock issued by the Company is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

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

     For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 4%. The Savings Bank's liquidity ratio was approximately 17.03% at June 30, 1998.

     Commitments to originate mortgage loans at June 30, 1998 were approximately $559,000.

     The thrift industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. From the early 1980's up until 1996, the Savings Bank has originated primarily adjustable-rate mortgage loans for it's loan portfolio. In early 1996 the Savings Bank began keeping some of the fixed rate loans it originates. As of June 30, 1998 the Savings Bank held adjustable-rate mortgage loans of $45.6 million or 72.61% of the total mortgage loans.

     The Savings Bank is required to meet certain tangible, core and risk-based capital requirements. The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at June 30, 1998:

                                                        Percent of Adjusted
                                             Amount         Total Assets
                                                     (Unaudited)
                                               (Dollars in Thousands)

     Tangible capital                        $18,872        20.10%
     Tangible capital requirement            $ 1,409         1.50%
     Excess                                  $17,463        18.60%

     Core capital                            $18,872        20.10%
     Core capital requirement                $ 2,817         3.00%
     Excess                                  $16,055        17.10%

     Risk-based capital                      $19,231        41.29%
     Risk-based capital requirement          $ 3,726         8.00%
     Excess                                  $15,505        33.29%

     Financial Condition

     Assets remained unchanged at $98.0 million at June 30, 1998. Cash and due from depository institutions increased from $4.5 million at December 31, 1997 to $10.5 million at June 30, 1998 due to the sale of $10.2 million of fixed rate loans, a large number of which were refinanced loans which the Company held for sale. Securities available-for-sale decreased from $21.7 million at December 31, 1997 to $18.4 million at June 30, 1998. Loans held-for-sale and loans receivable, net decreased from $67.0 million at December 31, 1997 to $64.7 million due primarily to refinancing and loan sales during the period.

     Real estate owned, net increased from $653,000 at December 31, 1997 to $709,000 at June 30, 1998 due to the payment of a $25,000 management fee to the other Briar Pointe, LLC joint venture party and foreclosure of a single family residence which was partially offset by the sale of one lot in Briar Pointe during the first six months of 1998.

     It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $132,000 at December 31, 1997 to $19,000 at June 30, 1998 as a result of the loans being paid current.

     Results of Operations

     Net earnings decreased $12,000, or 5.57% from $215,000 for the three months ended June 30, 1997 to $203,000 for the three months ended June 30, 1998. Net earnings increased $6,000, or 2.52% from $446,000 for the six months ended June 30, 1997 to $452,000 for the six months ended June 30, 1998.

     Net Interest Income

     Net interest income decreased from $865,000 for the three months ended June 30, 1997 to $814,000 for the three months ended June 30, 1998 and from $1.72 million for the six months ended June 30, 1997 to $1.67 million for the six months ended June 30, 1998. Total interest income decreased from $1.8 million for the three months ended June 30, 1997 to $1.7 million for the three months ended June 30, 1998 and from $3.52 million for the six months ended June 30, 1997 to $3.47 million for the six months ended June 30, 1998. The decrease in total interest income is due primarily to decreases in interest income from consumer and other loans, investment securities and mortgage-backed securities which was partially offset by increases in interest income from mortgage loans and other interest earnings assets. The increases in interest income from mortgage loans is a result of higher average balances in 1998 compared to the same time periods in 1997. Total interest expense increased from $908,000 for the three months ended June 30, 1997 to $918,000 for the three months ended June 30, 1998 and remained unchanged at $1.8 million for the six months ended June 30, 1997 and June 30, 1998. The increase in interest expense is primarily due to an increase in FHLB advances the first six months of 1998 compared to the first six months of 1997 which is partially off set by a decrease in interest on deposits.




     Provision for Loan Losses

     Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay
     their loans.   Management also reviews individual loans for which full
     collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses decreased from $22,000 for the three months ended June 30, 1997 to a $258 recapture of loan losses for the three months ended June 30, 1998. The decrease is due primarily to a reduction in classified assets this quarter as it compares to the same quarter last year. Provision for loan losses increased from a $5,000 recapture of loan losses for the six months ended June 30, 1997 to a $14,000 provision for loan losses for the six months ended June 30, 1998. The $5,000 recapture of loan losses is primarily due to the recapture of loan losses during the first quarter of 1997 when a large commercial real estate loan which was classified at the end of 1996 was paid current.

     Non-interest Income

     Non-interest income increased from $42,000 for the three months ended June 30, 1997 to $141,000 for the three months ended June 30, 1998 and from $94,000 for the six months ended June 30, 1997 to $286,000 for the six months ended June 30, 1998. The primary reason that non-interest income increased in 1998 was the increased gain on sale of loans with servicing released. The Company sold $5.3 million of loans in the second quarter and $10.2 million in the six months ended June 30, 1998.

     Non-interest Expense

     Non-interest expense increased from $527,000 for the three months ended June 30, 1997 to $618,000 for the three months ended June 30, 1998 and from $1.1 million for the six months ended June 30, 1997 to $1.2 million for the six months ended June 30, 1998. The increase in non-interest expense during 1998 is primarily due to increases in compensation and benefits and other non-interest expense and is partially offset by a decrease in deposit insurance and other non-interest expense. The increase in compensation and benefits is due primarily to the recognition of MRDP compensation during the first six months of 1998 and none in 1997.
     Other non-interest expenses decreased primarily due to first time expenses in 1997 resulting from operating as a public company.

     Provision for Income Taxes

     Provision for income taxes decreased from $144,000 for the three months ended June 30, 1997 to $133,000 for the three months ended June 30, 1998 and increased from $297,000 for the six months ended June 30, 1997 to $299,000 for the six months ended June 30, 1998.

     Year 2000 Considerations

     Fiserv, the primary data processor for the Company, has completed the conversion of their thrift system to be Year 2000 compliant. The Company has replaced its hardware with Y2K compliant equipment. The total cost of that hardware and software upgrade was about $70,000. Y2K is not the only reason for the equipment purchase. The Company would have been replacing the equipment in its general upgrading program this year.

     Fiserv will charge the Company approximately $7,000 for its prorated share of the Y2K expenses.


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

    Item 4 - Submission of Matters to a Vote of Security Holders

           The Annual meeting of Stockholders of the Company ("Meeting") was held on April 21, 1998. The results of the vote on the matters presented at the Meeting is as follows:

           1. The following individuals were elected as directors, each for a three year term:

                                              Vote for           Vote Withheld
               Richard E Caplinger            1,415,192          1,250
               Michael A. Dallmeyer           1,415,192          1,250

                The terms of Directors Robert E. Chiles, James F. McHenry, James E. Whaley, Ronald D. Roberson, and John C. Kolb continued after the meeting.

     Item 5 - Other Information-Subsequent Events

            1. In August the Company completed the previously announced stock repurchase program. The Company has repurchased 82,656 shares of it's common stock as treasury stock at an average price of $17.54 per share.

     Item 6 - Exhibits and Reports on Form 8-K.

            1.   Exhibit 27 Financial Data Schedule

            2. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CNS BANCORP, INC.
                                        (Registrant)

     DATE: August 7, 1998               BY:

                                        Robert E. Chiles, President and
                                        Duly Authorized Officer

                                        BY:

                                        David L. Jobe, Treasurer and
                                        Chief Financial Officer