Form 10QSB
period 1998-09-30
CNS BANCORP INC
filed 1998-11-10
CIK 1009670

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        450 5TH STREET, NW
                      WASHINGTON, D.C. 20549

                            FORM 10-QSB
        (Mark One)
           X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

               Class               Outstanding September 30, 1998
        Common Stock, par value $.01 per share         1,491,946 Shares



                 CNS BANCORP, INC. AND SUBSIDIARY

                            FORM 10-QSB

             FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

                  CNS BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                             (Unaudited)
       ASSETS                             September 30, 1998  December 31,1997

Cash and due from depository institutions
  (including interest-bearing accounts
  totaling $3,112,633 in 1997 and
  $6,435,907 in 1998)                            $ 8,597,985       $ 4,490,638
Securities available-for-sale                    $17,662,904       $21,670,913
Stock in Federal Home Loan Bank                  $   662,500       $   939,300
Loans held-for-sale, net                         $   996,434       $   446,748
Loans receivable, net                            $64,349,572       $66,512,442
Accrued interest receivable                      $   541,517       $   616,075
Real estate owned, net                           $   709,227       $   652,795
Premises and equipment, net                      $ 1,642,025       $ 1,625,137
Income tax receivable                            $   151,113       $   299,784
Other assets                                     $   635,665       $   636,963

        Total assets                             $95,948,942       $97,890,795


      LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                         $72,767,893       $72,882,810
Borrowed funds                                   $   577,383       $   595,985
Advances from borrowers for taxes and insurance  $   186,313       $    28,829
Accrued expenses and other liabilities           $   443,259       $   459,045

    Total liabilities                            $73,974,848       $73,966,669

Common stock, $.01 par value:
   Authorized, 6,000,000 shares;
   1,653,125 shares issued                       $    16,531       $    16,531
Additional paid-in-capital                       $16,117,048       $16,023,150
   Retained earnings, substantially restricted   $10,861,222       $10,544,892
Treasury Stock                                  ($ 2,635,772)      $         0
     Deferred compensation - ESOP               ($   984,180)     ($ 1,082,640)
Deferred compensation - MRDP                    ($   774,902)     ($   929,883)
Investments held in trust for Exec.
  Def. Comp. Plan                               ($   114,791)     ($   162,396)
Unrealized loss on securities net of
  deferred taxes                                ($   511,062)     ($   485,528)

    Total stockholders' equity                   $21,974,094       $23,924,126
   Total liabilities and stockholders' equity    $95,948,942       $97,890,795

                      CNS BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                 Three Months Ended         Nine Months Ended
                               Sep. 30     Sep. 30      Sep. 30     Sep. 30
                                  1998       1997         1998        1997
INTEREST INCOME
Mortgage loans                 $1,251,171  $1,301,575   $3,833,430  $3,738,019
Consumer and other loans       $   53,348  $   45,008   $  142,294  $  160,894
Investment securities          $   83,886  $  140,919   $  298,930  $  511,912
Mortgage-backed securities     $  138,550  $  171,181   $  446,443  $  528,092
Otherinterest-earning assets   $  180,895  $  107,845   $  459,785  $  343,376

    Total interest income      $1,707,850  $1,766,528   $5,180,882  $5,282,293
INTEREST EXPENSE
Deposits                       $  904,243  $  921,789   $2,687,671  $2,721,120
Borrowed money                 $    9,438  $        0   $   28,303  $      890

    Total interest expense     $  913,681  $  921,789   $2,715,974  $2,722,010

    Net interest income        $  794,169  $  844,739   $2,464,908  $2,560,283

PROVISION FOR LOAN LOSSES      $   38,526  $   15,505   $   52,536  $   10,869
Net interest income after
  provision for loan losses    $  755,643  $  829,234   $2,412,372  $2,549,414
NONINTEREST INCOME
Loan servicing fees            $   14,374  $   11,652   $   37,865  $   36,646
Income from real estate owned  $    1,649  $    1,650   $    1,246  $    4,700
Net gain on sale of loans      $   58,179  $        0   $  242,488  $    6,156
Other                          $   33,905  $   31,800   $  112,015  $   91,463

    Total noninterest income   $  108,107  $   45,102   $  393,614  $  138,965
NONINTEREST EXPENSE
Compensation and benefits      $  344,308  $  332,840   $1,051,660  $  884,332
Occupancy and equipment        $   65,361  $   65,775   $  191,836  $  189,745
Deposit insurance premiums     $   11,067  $   11,931   $   33,907  $   35,793
Other                          $  139,898  $  144,413   $  475,121  $  516,041

    Total noninterest expense  $  560,634  $  554,959   $1,752,524  $1,625,911

Net income before income taxes $  303,116  $  319,377   $1,053,462  $1,062,468

PROVISION FOR INCOME TAXES     $  122,698  $  127,745   $  421,370  $  424,967

        Net income             $  180,418  $  191,632   $  632,092  $  637,501
Other comprehensive income
 (loss), net of income taxes:
 Unrealized gains (losses)
 on securities                ($   20,084) $   25,934  ($   25,534) $    4,176
    Comprehensive income       $  160,334  $  217,566   $  606,558  $  641,677

Basic net income per share     $     0.12  $     0.12   $     0.41  $     0.42

Diluted net income per share   $     0.11  $     0.12   $     0.38  $     0.38
Weighted average shares
  outstanding                   1,514,288   1,537,848    1,533,595   1,534,402

Dividends paid per share       $    0.075  $    0.060   $    0.195  $    0.160

                     CNS BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                      NINE MONTHS ENDED

                                                   Sep. 30, 1998  Sep. 30, 1997
Cash flows from operating activities:

Net Income                                           $   632,092   $   637,502
Adjustments to reconcile net income to net cash
flows provided by (used for) operating activities:
Depreciation                                         $    92,624   $   101,701
Provision for loan losses                            $    52,537   $    10,869
   Amortization of premiums and accretion of
   (discounts) on securities available-for-sale      $    81,977   $    23,288
Proceeds from the sale of loans held-for-sale        $12,662,790   $   607,641
Origination of loans held-for-sale                  ($12,969,988) ($   113,110)
(Gain) on sales of loans held-for-sale              ($   242,488)  $       0
Compensation expense - ESOP                          $   192,358   $   115,967
Compensation expense - MRDP                          $   154,981   $    51,660
Decrease (increase) in:
Accrued interest receivable                          $    74,558   $    21,565
Other assets                                         $   301,183  ($   785,430)
Income tax receivable                                $   165,887   $   197,480
Increase (decrease) in:
Accrued expenses and other liabilities               $     8,542   $   173,338
Net cash provided by operating activities            $ 1,207,053   $ 1,042,471

Cash flows from investing activities:

Loan (originations) and principal payments - net $ 8,283,841 ($ 2,791,213) Purchases of:
  Loans receivable                                  ($ 6,173,508) ($ 3,647,320)
  Securities available-for-sale                     ($ 1,050,000) ($ 1,800,483)
Proceeds from maturity or repayment of:
  Securities available-for-sale                      $ 4,933.475   $ 7,436,047
Investment in MRDP trust                             $         0  ($ 1,033,203)
Proceeds from sales of real estate owned            ($    56,432) ($   694,632)
Cash outflows for premises and equipment            ($   109,512) ($    94,810)
Net cash provided by investing activities            $ 5,827,864  ($ 2,625,614)

Cash flows from financing activities:
Net increase (decrease) in:
Deposits                                            ($   114,917)  $    85,086
Advances from borrowers for taxes and insurance      $   157,484   $   171,885
Borrowed funds                                      ($    18,602)  $         0
Treasury stock purchased                            ($ 2,635,772)  $         0
Executive deferred compensation trust                $         0  ($    23,914)
Dividends paid to shareholders                      ($   315,763) ($   253,123)
  Net cash provided by financing activities         ($ 2,927,570) ($    20,066)
  Net increase  in cash and cash equivalents         $ 4,107,347  ($ 1,603,208)
Cash and cash equivalents at  beginning of period    $ 4,490,638   $ 4,572,026
Cash and cash equivalents at end of period           $ 8,597,985   $ 2,968,818

Supplemental schedule of cash flow information:
   Cash paid during the period for:
      Interest on deposits                           $ 2,681,394   $ 2,683,381
      Income taxes                                   $   344,604   $   142,269






                          CNS BANCORP, INC. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements (Unaudited)

  (1)    Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted
     Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included.
     The results of operations and other data for the three months and nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1998.

        The unaudited consolidated financial statements include the amounts of CNS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, City National Savings Bank, FSB (the "Saving Bank") and the Savings Bank's wholly-owned subsidiary, Parity Insurance Agency, Inc., and its wholly-owned subsidiary, City National Real Estate, Inc., for the three months and nine months ended September 30, 1998. Material intercompany accounts and transactions have been eliminated in consolidation.

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

  Liquidity and Capital Resources

  The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net earnings. The Savings Bank had $578,000 borrowed from the Federal Home Loan Bank of Des Moines (FHLB) at September 30, 1998 and an agreement with the FHLB to provide additional cash advances should the need arise.

  For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 4%. The Savings Bank's liquidity ratio was approximately 20.36% at September 30, 1998.

  Commitments to originate mortgage loans at September 30, 1998 were approximately $457,000.

  The thrift industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. From the early 1980's up until 1996, the Savings Bank has originated primarily adjustable-rate mortgage loans for it's loan portfolio. In early 1996 the Savings Bank began keeping some of the fixed rate loans it originates. As of September 30, 1998 the Savings Bank held adjustable-rate mortgage loans of $45.9 million or 72.84% of the total mortgage loans.

  The Savings Bank is required to meet certain tangible, core and risk-based capital requirements. The following table presents the Savings Bank's capital position relative to its regulatory capital requirements at September 30, 1998:
                                                      Percent of Adjusted
                                        Amount           Total Assets
                                                (Unaudited)
                                           (Dollars in Thousands)

  Tangible capital                      $19,158              20.32%
  Tangible capital requirement          $ 1,406               1.50%
  Excess                                $17,752              18.82%

  Core capital                          $19,158              20.32%
  Core capital requirement              $ 2,812               3.00%
  Excess                                $16,346              17.32%

  Risk-based capital                    $19,546              41.15%
  Risk-based capital requirement        $ 3,800               8.00%
  Excess                                $15,746              33.15%

  Financial Condition

  Total assets decreased $2 million, or 1.98%, from $97.9 million at December 31, 1997 to $95.9 million at September 30, 1998. The decrease is primarily due to a $1.6 million decrease in loans receivable and a $277,000 decrease in FHLB stock.

  Cash and due from depository institutions increased $4.1 million from $4.5 million at December 31, 1997 to $8.6 million at September 30, 1998. The increase in cash and due from depository institutions is due to the sale of $12.4 million of fixed rate loans, a large number of which were refinanced loans held for sale and the maturity of securities which was partially off
  set by the purchase of $2.6 million of treasury stock.   Securities
  available-for-sale decreased $4.0 million from $21.7 million at December 31, 1997 to $17.7 million at September 30, 1998. The decrease in secur-ities available-for-sale is primarily due to the maturity of securities. Stock in FHLB decreased by $277,000 due to the redemption of excess stock by the FHLB. Net loans receivable decreased from $67.0 million at December 31, 1997 to $65.3 million at September 30, 1998 due primarily to refi-nancing and loan sales during the period.

  It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans increased from $132,000 at Decem-ber 31, 1997 to $170,000 at September 30, 1998 as a result of a commercial real estate loan with a balance of $157,000 which became delinquent.

  Treasury stock increased by $2.6 million during the first nine months of 1998 as a result of the purchase of 161,179 shares at an average price of $16.35 per share.

  Results of Operations

  Net income decreased $11,000, or 5.85%, from $192,000 for the three months ended September 30, 1997 to $181,000 for the three months ended September 30, 1998. Net income decreased $5,000, or 1.21%, from $637,000 for the nine months ended September 30, 1997 to $632,000 for the nine months ended September 30, 1998.

  Net Interest Income

  Net interest income decreased $51,000, or 5.99%, from $845,000 for the three months ended September 30, 1997 to $794,000 for the three months ended September 30, 1998 and $95,000, or 5.56%, from $2.6 million for the nine months ended September 30, 1997 to $2.5 million for the nine months ended September 30, 1998. Total interest income decreased $59,000, or 3.32%, from $1.8 million for the three months ended September 30, 1997 to $1.7 million for the three months ended September 30, 1998 and $101,000, or 2.88%, from $5.3 million for the nine months ended September 30, 1997 to $5.2 million for the nine months ended September 30, 1998. The decrease in total interest income for the quarter is due primarily to decreases in inter-estincome from mortgage loans, investment securities and mortgage-backed securities which was partially offset by increases in interest income from consumer and other loans and other interest earnings assets. Interest income from mortgage loans decreased by $50,000 for the three months ended
  September 30, 1998 compared to the same time period last year and increased $95,000 for the nine months ended September 30, 1998 compared to last year. The decrease for the quarter was due to a lower average loan balance this quarter this year compared to the same quarter last year. The increase for the year was a result of higher average balances during the first nine months 1998 compared to the same time period in 1997. Total interest expense decreased from $922,000 for the three months ended September 30, 1997 to $914,000 for the three months ended September 30, 1998 and remained unchanged at $2.7 million for the nine months ended September 30, 1997 and September 30, 1998.

  Provision for Loan Losses

  Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay their
  loans.   Management also reviews individual loans for which collection may not be reasonably assured and considers, among other matters, the risks inherent in the Savings Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Savings Bank's provision for loan losses. As a result of this evaluation, the Savings Bank's provision for loan losses increased from $16,000 for the three months ended September 30, 1997 to $39,000 for the three months ended September 30, 1998. Provision for loan losses increased from $11,000 for the nine months ended September 30, 1997 to a $53,000 for the nine months ended September 30, 1998. The increase in loan loss provision is a result of an increase in classified assets. Classified assets increased this quarter when a commercial real estate loan with a balance of $157,000 became delinquent.

  Non-interest Income

  Non-interest income increased from $45,000 for the three months ended September 30, 1997 to $108,000 for the three months ended September 30, 1998 and from $139,000 for the nine months ended September 30, 1997 to $394,000 for the nine months ended September 30, 1998. The primary reason that non-interest income increased in 1998 was the increased gain on sale of loans with servicing released. The Company sold $2.2 million of loans in the second quarter and $12.4 million in the nine months ended September 30, 1998 and none in the first nine months of 1997.

  Non-interest Expense

  Non-interest expense increased from $555,000 for the three months ended September 30, 1997 to $561,000 for the three months ended September 30, 1998 and from $1.6 million for the nine months ended September 30, 1997 to $1.8 million for the nine months ended September 30, 1998. The increase in non-interest expense during 1998 is primarily due to increases in compensation and benefits and is partially offset by a decrease in deposit insurance and other non-interest expense. The increase in compensation and benefits is due primarily to the recognition of MRDP compensation during the first nine months of 1998 and none during the first six months of 1997. Other non-interest expenses decreased primarily due to first time expenses in 1997 resulting from operating as a public company.

  Provision for Income Taxes

  Provision for income taxes decreased from $128,000 for the three months ended September 30, 1997 to $123,000 for the three months ended September 30, 1998 and decreased from $425,000 for the nine months ended September 30, 1997 to $421,000 for the nine months ended September 30, 1998.

  Year 2000 Considerations

  The Company has a Year 2000 Action Plan which management is using to identify and correct Year 2000 compliance issues. The Company has reviewed all services and operation components to identify technical and non-technical issues. Having identified internal components and external components, the Company has replaced its computer hardware with Y2K compliant equipment. The Company has requested third party providers to insure Y2K compliance with software and services and has required testing of these services to assure compliance. All third party providers have identified Year 2000 issues and are completing revisions to systems and software to become Year 2000 compliant. Testing schedules are being established with each provider. The primary service provider for the Company is Fiserv who provides data processing.

  The cost incurred by the Company for Year 2000 compliance as of September 30, 1998 is $70,000. Fiserv will bill for the testing costs of the data processing system at an expected cost is $7,000. Minimal other expense is projected to be incurred.

  The Company is currently in the testing phase of the Year 2000 Action Plan. This requires the testing of systems and software to insure continued service to customers until and beyond the Year 2000. Failure to remedy Year 2000 issues could result in an interruption of service to customers.

  The Company is preparing for the event of different systems not being Year 2000 capable as of June 30, 1999. Any system not tested or found to not be Year 2000 compliant will be handled manually or by another provider that is Year 2000 compliant. Currently the Company is on target to have testing completed during the first quarter of 1999.

          CNS BANCORP, INC. AND SUBSIDIARIES
                                        PART II - Other Information

        Item 1 - Legal Proceeding

    There are no material legal proceedings to which the Company or the Savings Bank is a party or of which any of their property is subject. From time to time, the Savings Bank is a party to various legal proceedings incident to its business.

    Item 2 - Changes in Securities                   None

    Item 3 - Defaults upon Senior Securities    Not applicable

    Item 4 - Submission of Matters to a Vote of Security Holders     None

    Item 5 - Other Information-Subsequent Events            None

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

DATE: November 6, 1998       BY:
                                  Robert E. Chiles, President and
                                  Duly Authorized Officer
                             BY:

                                  David L. Jobe, Treasurer and
                                  Chief Financial Officer