Form 10KSB40
period 1998-12-31
CNS BANCORP INC
filed 1999-03-30
CIK 1009670

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-26556

                               CNS BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                 Delaware                                43-1738315
---------------------------------------------        -----------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
or organization)                                       I.D. Number)

427 Monroe Street, Jefferson City, Missouri                65101
---------------------------------------------        -----------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number:                             (573) 634-3336
                                                     -----------------

Securities registered under
Section 12(b) of the Exchange Act:                          None
                                                     -----------------

Securities registered under
Section 12(g) of the Exchange Act:       Common Stock, par value $.01 per share
                                         --------------------------------------
                                                    (Title of Class)

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                      ---   ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

      The Registrant's revenues for the fiscal year under report were $7,450,820.

      As of March 1, 1999, there were issued and outstanding 1,443,046 shares of the Registrant's Common Stock. The Common Stock is listed for trading on the Nasdaq SmallCap Market under the symbol "CNSB." Based on the closing price per share, the aggregate market value of the Common Stock outstanding held by the nonaffiliates of the Registrant on March 1, 1999 was $13,338,022 (1,185,602 shares at $11.25 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998 ("Annual Report") (Parts I and II).

      2. Portions of Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III).

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

Lending Activities

         General. The principal lending activity of the Company is the origination and purchase of conventional mortgage loans for the purpose of purchasing, constructing or refinancing owner-occupied, one- to four-family residential property. To a lesser extent, the Company also originates and purchases multi-family, commercial real estate, construction, land, commercial and consumer and other loans. The Company's net loans receivable totaled $61.7 million at December 31, 1998, representing 64.7% of total assets.

         Loan Portfolio Analysis. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated. The Company had no concentration of loans exceeding 10% of total loans other than as disclosed below.

                                                       At December 31,
                                  --------------------------------------------------------
                                          1998               1997              1996
                                  ------------------  -----------------  -----------------
                                            Percent             Percent           Percent
                                  Amount    of Total  Amount   of Total   Amount  of Total
                                 ---------- --------  -------- --------  -------  --------
                                                          (Dollars in Thousands)
Mortgage loans:
 One- to four-family............   $45,495     70.68% $52,266     76.63% $48,318   76.57%
 Multi-family...................     5,460      8.48    5,234      7.68    3,617    5.73
 Commercial real estate.........     7,548     11.73    7,034     10.31    5,642    8.94
 Construction...................     3,087      4.80    1,620      2.38    2,685    4.26
 Land...........................        69      0.11      109      0.16      135    0.21
                                   -------    ------  -------   -------  -------  ------
  Total mortgage loans..........    61,659     95.80   66,263     97.16   60,397   95.71

Commercial loans................     1,157      1.80      425      0.62    1,206    1.91
Consumer and other loans........     1,543      2.60    1,513      2.22    1,498    2.38
                                   -------    ------  -------    ------  -------  ------
  Total loans...................    64,359    100.00%  68,201    100.00%  63,101  100.00%
                                   -------    ======  -------    ======  -------  ======

Less:
 Loans in process...............     2,239              1,287              1,728
 Deferred loan fees and
   discounts....................        10                 14                 10
 Allowance for loan losses......       410                388                382
                                   -------            -------            -------
  Total loans receivable, net...   $61,700            $66,512            $60,981
                                   =======            =======            =======

         The following table sets forth certain information at December 31, 1998 regarding the dollar amount of principal repayments becoming due during the periods indicated. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Company's actual repayment experience to differ from that shown below.

                                                        After       After        After
                                                       1 Year      3 Years      5 Years
                                          Within       Through     Through      Through       Beyond
                                         One Year      3 Years     5 Years      10 Years     10 Years       Total
                                        ------------ ------------ -----------  ----------- ------------ ------------
                                                                      (In Thousands)
Mortgage loans:
 One- to four-family..................       $1,039        $ 743      $1,918       $6,115      $35,680      $45,495
 Multi-family.........................        1,622           78          --           91        3,669        5,460
 Commercial...........................          500          405         874        1,545        4,224        7,548
 Construction.........................        1,627          278          --           --        1,182        3,087
 Land.................................           --           23          46           --           --           69
Commercial loans......................           54          756         117          217           13        1,157
Consumer and other loans..............          891          276         267           74           35        1,543
                                             ------       ------      ------       ------      -------      -------
  Total loans.........................       $5,733       $2,559      $3,222       $8,042      $44,803      $64,359
                                             ======       ======      ======       ======      =======      =======

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

         The following table sets forth the dollar amount of all loans due after December 31, 1999, which have fixed interest rates and which have floating or adjustable interest rates.

                                             Fixed-          Floating or
                                              Rates        Adjustable-Rates
                                         ----------------  -----------------
                                                   (In Thousands)
Mortgage loans:
    One- to four-family.............              $8,273            $36,183
    Multi-family....................                 556              3,282
    Commercial......................               2,194              4,854
    Construction....................               1,460                 --
    Land............................                   7                 62
Commercial loans....................               1,103                 --
Consumer and other loans............                 616                 36
                                                 -------            -------
    Total loans.....................             $14,209            $44,417
                                                 =======            =======

         Residential Real Estate Lending. The primary lending activity of the Company is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. The Company also originates home equity loans and second mortgages secured by one- to four-family homes. At December 31, 1998, $45.5 million, or 70.7% of the Company's total loan portfolio, consisted of loans secured by one- to four-family residences. Of this amount, $4.1 million were home equity or second mortgage loans.

         The Company presently originates both adjustable rate mortgage ("ARM") loans and fixed-rate mortgage loans. The Company's loans are generally underwritten and documented in accordance with the guidelines established by Freddie Mac. The Company generally retains in its portfolio all of the ARM loans that it originates and may sell to Freddie Mac the fixed-rate mortgage loans that it originates. Generally, the Company sells whole loans on a servicing-retained basis. All loans are sold without recourse. The Company's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. Currently, fixed-rate residential loans with yields greater than 7.25% and terms of 30 years or less are retained in the Company's loan portfolio to meet the Company's asset/liability management objectives. See "-- Lending Activities -- Loan Originations, Sales and Purchases." At December 31, 1998, $47.5 million, or 77.1%, of the Company's total loans were subject to periodic interest rate adjustments.

         The Company offers ARM loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Company meet the underwriting standards of Freddie Mac even though the Company originates ARM loans primarily for its own portfolio. The Company offers several ARM products that adjust annually after an initial period ranging from one to five years. Certain ARM loans are originated with an option to convert the loan to a 30-year fixed-rate loan at the then prevailing market interest rate. These ARM products utilize the weekly average yield on one-year or three-year U.S. Treasury securities adjusted to a constant maturity ("CMT") of one or three years plus a margin of 2.75% to 3.0%. ARM loans held in the Company's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Prior to March 1, 1995, when the Savings Bank switched from a state mutual charter to a federal mutual charter, the Savings Bank offered ARM loans that were based on the Savings Bank's cost of funds. The Company currently offers ARM loans with initial rates below those which would prevail under the foregoing computations, determined by the Company based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Company's ARM loans is generally 1.0% to 2.0% per adjustment period and the lifetime interest rate cap is generally 5.0% to 6.0% over the initial interest rate of the loan. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

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

         Multi-Family Residential and Commercial Real Estate Lending. The Company engages in a moderate amount of multi-family residential and commercial real estate lending primarily in the local Jefferson City market area. As market conditions permit, the Company intends to sell participation interests in the larger multi-family loans that it originates. The Company also participates in multi-family and commercial real estate loans with other Missouri financial institutions on in-state properties. At December 31, 1998, the Company's loan portfolio included $5.5 million in multi-family real estate loans and $7.5 million in commercial real estate loans.

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

         Construction Lending. The Company originates residential construction loans to individuals and, occasionally, to builders, to construct one- to four-family homes. In addition, from time to time the Company originates or participates in construction loans for multi-family or commercial properties. At December 31, 1998, the Company's construction loan portfolio totaled $3.1 million, or 4.8% of total loans. At such date, the Company's construction loan portfolio consisted of 22 residential construction loans totaling $2.2 million and 2 commercial construction loans totaling $850,000.

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

         Land Lending. The Company occasionally originates loans for the acquisition of land upon which the purchaser can then build or upon which the purchaser makes improvements necessary to build upon or to sell as improved lots. At December 31, 1998, the Company's land loan portfolio totaled $69,000 and consisted of 5 loans. Land loans originated by the Company have a term to maturity of up to three years and are based on a ten-year amortization schedule.

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

         Commercial Lending. The Company engages in a small amount of commercial business lending. At December 31, 1998, the Company's loan portfolio included $1.2 million in commercial loans.

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

         Consumer and Other Lending. Consumer lending traditionally has been a small part of the Company's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Company's consumer and other loans consist primarily of deposit account loans, unsecured loans and automobile loans. At December 31, 1998, the Company's consumer and other loans totaled approximately $1.5 million, or 2.4%, of the Company's total gross loans. The Company makes deposit account loans with the account pledged as collateral to secure the loan. Loans may be made up to 90% of the account balance. Deposit account loans are payable in monthly payments of principal and interest or in a single payment. At December 31, 1998, total loans on deposit accounts amounted to $614,000. The Company makes unsecured loans to individuals for personal, family or household purposes. Generally, unsecured loans are made to current customers with an established relationship with the Company. Such loans may be for a term of up to 24 months. At December 31, 1998, unsecured loans totaled $347,000.

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 1998, the Company had no material delinquencies in its consumer loan portfolio.

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

         Loan Originations, Sales and Purchases. While the Company originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. Of the $36.4 million of loans originated and purchased during 1998, 13.7% were adjustable-rate loans and 86.3% were fixed-rate loans.

         In recent periods, the Company has sold its 30-year and 20-year and a portion of its 15-year fixed-rate single-family residential mortgage loans to Freddie Mac. Currently, the Company is selling most of its fixed-rate mortgage loans. Sales are made on a non-recourse basis. Sales of loans for the years ended December 31, 1998, 1997, and 1996 totaled $18.9 million, $1.5 million and $4.1 million, respectively. The Company generally sells loans on a servicing-retained basis. See "-- Lending Activities -- Loan Servicing." At December 31, 1998, the Company had $1.8 million in net loans held for sale.

         The Company also purchases whole loans and loan participation interests, primarily during periods of reduced loan demand in its market area. It has been the practice of the Company in recent years only to purchase loans secured by real estate located in Missouri. All purchases are made in conformance with the Company's underwriting standards.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                              Year Ended December 31,
                                                        -------------------------------------
                                                           1998         1997         1996
                                                        ------------ -----------  -----------
                                                                   (In Thousands)
Loans originated:
Mortgage loans:
 One- to four-family..................................      $21,527     $14,555      $11,900
 Multi-family.........................................          650          --           --
 Commercial...........................................          612       1,315        2,622
 Construction.........................................        2,627       1,148        2,861
 Land.................................................           16          49           30
Commercial loans......................................        1,133         415        1,237
Consumer and other loans..............................        1,558       1,894        1,734
                                                            -------     -------      -------
  Total loans originated..............................       28,123      19,376       20,384
                                                            -------     -------      -------

Loans purchased:
Mortgage loans:
 One- to four-family..................................        5,035       3,140        1,547
 Multi-family.........................................          518         551        2,604
 Commercial...........................................        2,700         625        1,439
                                                           --------    --------     --------
  Total loans purchased...............................        8,253       4,316        5,590
                                                           --------    --------     --------

Loans sold:
  Total loans sold....................................       18,900       1,524        4,081
                                                            -------     -------      -------

Mortgage loan principal repayments....................       22,289      16,636       13,524
                                                            -------     -------      -------

Net increase in loans receivable, net.................      $(4,813)     $5,532       $8,369
                                                            =======     =======      =======

         Loan Commitments. The Company issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from the date of loan approval. The Company had outstanding net loan commitments of approximately $2.6 million, including $336,000 in fixed rate loan commitments in first mortgage loans, $31,000 in variable rate loan commitments in first mortgage loans, and $2.2 million in unfunded portions of construction loans and lines of credit of $784,000 at December 31, 1998.

         Loan Origination and Other Fees. The Company, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan which is charged to the borrower for funding the loan. The amount of fees charged by the Company is currently $300 for loans secured by single-family homes. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Company had $10,000 of net deferred mortgage loan fees at December 31, 1998.

         Loan Servicing. The Company sells loans to Freddie Mac and private investors on a servicing retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. At December 31, 1998, the Company was servicing $30.3 million of loans for Freddie Mac and $2.8 million of loans for private investors. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Company receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. For the year ended December 31, 1998, loan servicing fees totaled $54,000. In addition, the Company retains certain amounts in escrow for the benefit of Freddie Mac for which the Company incurs no interest expense but is able to invest. At December 31, 1998, the Savings Bank held $29,000 in escrow for its portfolio of loans serviced for Freddie Mac.

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

                                                                  At December 31,
                                                        -------------------------------------
                                                           1998         1997         1996
                                                        ------------ -----------  -----------
                                                               (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
 Mortgage loans:
  One- to four-family..................................        $ --        $132         $145
  Commercial real estate...............................         156          --          165
                                                               ----        ----         ----
   Total...............................................         156         132          310
                                                               ----        ----         ----
Accruing loans which are
   contractually past due
   90 days or more.....................................         --           --           --
Total nonaccrual and
   90 days past due loans..............................         156         132          310
                                                               ----        ----         ----
Real estate owned, net.................................          46          --           --
                                                               ----        ----         ----
                           Total nonperforming assets..        $202        $132         $310
                                                               ====        ====         ====
Restructured loans.....................................        $ 18        $ 85         $228

Nonaccrual and 90 days or more
   past due loans as a percentage
   of loans receivable, net............................        0.25%       0.19%        0.51%

Nonaccrual and 90 days or more
   past due loans as a percentage
   of total assets.....................................        0.16        0.13         0.32

Nonperforming assets as a
   percentage of total assets..........................        0.21        0.13         0.32

         Interest income that would have been recorded for the year ended December 31, 1998 had nonaccruing loans been current in accordance with their original terms amounted to approximately $9,000. The amount of interest included in interest income on such loans for the year ended December 31, 1998 amounted to approximately $11,000.

         Real Estate Owned and Held for Investment. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, REO held for sale is carried at the lower of the carrying amount or fair value, less estimated selling costs. At December 31, 1998, REO consisted of one single family residence valued at $51,000.

         In June 1997, the Company invested in a real estate joint venture in Waynesville, Missouri, known as Briar Pointe Development Co., LLC. At December 31, 1998, the Company's investment was $664,000. Briar Pointe, LLC will develop and sell 125 building lots for single family homes in a new subdivision known as Briar Pointe located in the city of Waynesville, Missouri. The project is expected to be completed within the next two years. The Company will provide the financing and the other joint venture party will provide the management for the project. When all lots have been sold any net profit will be shared, with the Company to receive 55% and other joint venture party to receive 45%. Through December 31, 1998, 14 lots have been sold at an average price of $18,800.

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

         The following table sets forth the composition of the Company's classified assets at December 31, 1998:


                                                  Loss                   Doubtful                Substandard
                                        ------------------------- ------------------------ -------------------------
                                          Number       Amount       Number       Amount      Number       Amount
                                        ------------ ------------ -----------  ----------- ------------ ------------
                                                                      (In Thousands)
Mortgage loans:
 One- to four-family..............          --           $--         --      $    --            1           $ 18
 Multi-family.....................          --            --         --           --            1            156
 Commercial.......................          --            --         --           --           --            --
 Construction.....................          --            --         --           --           --            --
 Land.............................          --            --         --           --           --            --
Commercial loans..................          --            --         --           --           --            --
Consumer and other loans..........           1             1         --           --           --            --

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

         At December 31, 1998, the Company had an allowance for loan losses of $410,000. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                              Year Ended December 31,
                                                        -------------------------------------
                                                           1998         1997         1996
                                                        ------------ -----------  -----------
                                                               (Dollars in Thousands)
Allowance at beginning of period......................         $388        $383         $319
                                                               ----        ----         ----
Provision for loan losses.............................           63           5           64
                                                               ----        ----         ----

Total recoveries......................................           --          --           --
                                                               ----        ----         ----

Total charge-offs.....................................           41          --           --
                                                               ----        ----         ----

Net charge-offs.......................................           41          --           --
                                                               ----        ----         ----

Balance at end of period..............................         $410        $388         $383
                                                               ====        ====         ====

Allowance for loan losses as a percentage
   of total loans outstanding at the end
   of the period......................................        0.67%       0.58%        0.62%

Net charge-offs as a percentage of average
   loans outstanding during the period................        0.06%          --           --

Allowance for loan losses as a percentage
   of nonperforming loans at end of period............       198.07      293.94       123.50

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

                                                                      At December 31,
                                        ----------------------------------------------------------------------------
                                                  1998                     1997                      1996
                                        ------------------------- ------------------------ -------------------------
                                                        % of                      % of                     % of
                                                        Loans                    Loans                     Loans
                                                       in Each                  in Each                   in Each
                                                      Category                  Category                 Category
                                                      to Total                  to Total                 to Total
                                           Amount       Loans       Amount       Loans        Amount       Loans
                                        ------------ ------------ -----------  ----------- ------------ ------------
                                                                  (Dollars in Thousands)
Mortgage loans:
  One- to four-family.................         $219        70.79%       $204        76.63%        $180        76.57%
  Multi-family........................           55         8.50          52         7.68           48         5.73
  Commercial..........................           76        11.74         103        10.31          109         8.94
  Construction........................           21         4.66           3         2.38           18         4.26
  Land................................            1         0.11           1         0.16            1         0.21
Commercial loans......................           27         1.80           4         0.62           12         1.91
Consumer and other loans..............           11         2.40          13         2.21           15         2.38
Unallocated...........................           --          N/A           8          N/A           --          N/A
                                              ------     --------       -----     --------        -----     --------
  Total allowance for
     loan losses......................         $410       100.00%       $388       100.00%        $383       100.00%
                                              ======     ========       =====     ========        =====     ========

Investment Activities

         The Company is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Company may also invest a portion of its assets in commercial paper and corporate debt securities. The Company is also required to maintain an investment in FHLB-Des Moines stock. The Company is required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION."

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

                                                                     At December 31,
                                       -----------------------------------------------------------------------------
                                                 1998                      1997                      1996
                                       ------------------------- ------------------------- -------------------------
                                        Carrying    Percent of    Carrying    Percent of    Carrying    Percent of
                                         Value      Portfolio      Value       Portfolio     Value       Portfolio
                                       ----------- ------------- -----------  ------------ -----------  ------------
                                                                  (Dollars in Thousands)
Investment securities:
 U.S. Government and federal
    agency obligations................     $ 3,869       21.84%      $ 5,806       26.79%      $10,112         36.67%
 Mutual funds.........................       5,310       29.97         5,376       24.81         5,452         19.77
                                           -------      ------       -------      ------       -------        ------
  Total investment securities.........       9,179       51.81        11,182       51.60        15,564         56.44
Mortgage-backed securities............       8,536       48.19        10,489       48.40        12,010         43.56
                                           -------      ------       -------      ------       -------        ------
  Total available-for-sale............     $17,715      100.00%      $21,671      100.00%      $27,574        100.00%
                                           =======      ======       =======      ======       =======        ======


         The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's investment and mortgage-backed securities at December 31, 1998.

                                                 At December 31, 1998
                        -------------------------------------------------------------------------
                                            Amount Due or Repricing Within:
                        One Year or Less      Over One to      Over Five to     Over Ten Years        Totals
                                              Five Years         Ten Years
                        ------------------ ----------------- ----------------- ----------------- ------------------
                                 Weighted           Weighted          Weighted          Weighted          Weighted
                        Carrying Average   Carrying Average  Carrying Average  Carrying Average  Carrying Average
                         Value    Yield     Value    Yield    Value    Yield    Value    Yield    Value    Yield
                        -------- --------- -------- -------- -------- -------- -------- -------- -------- ---------
                                                          (Dollars in Thousands)
U.S. Government and
   federal agency
   obligations.......     $1,809     5.85%  $2,060      5.51%    $ --       --%     $--       --% $ 3,869     5.67%
Mutual funds.........      5,310     5.35       --        --       --       --       --       --    5,310     5.35
Mortgage-backed
   securities........      8,129     5.70      133      6.72      189     7.40       85     9.00    8,536     5.79
                        --------           --------              ----               ---           -------
       Total.........    $15,248     5.60   $2,193      5.58     $189     7.40      $85     9.00  $17,715     5.63
                        ========           ========              ====               ===           =======

         Mutual Funds. The Company's portfolio of mutual funds consists of two funds, both of which invest in adjustable-rate mortgage-backed securities. One fund had a fair value of $960,000 ($990,000 at amortized cost) and yielded 4.86% at December 31, 1998, and the other fund had a fair value of $4.4 million ($4.9 million at amortized cost) and yielded 5.24% at December 31, 1998.

        U.S. Government and Federal Agency Obligations. The Company's portfolio of U.S. Government and federal agency obligations had a fair value of $3.9 million ($3.9 million at amortized cost) at December 31, 1998. The portfolio consisted of short-term securities due within two years of December 31, 1998.

         Mortgage-Backed Securities. At December 31, 1998, the Company's net mortgage-backed securities totaled $8.6 million at fair value ($8.7 million at amortized cost) and had a weighted average yield of 5.79%. At December 31, 1998, 96.89% of the mortgage-backed securities were adjustable-rate and 3.11% were fixed-rate. The Company purchased most of its mortgage-backed securities in 1991 through 1993 and has not purchased any mortgage-backed securities since that time. The Company currently intends to use available funds to invest in higher yielding loans and does not intend to increase its mortgage-backed securities portfolio.

         Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company. These types of securities also permit the Company to optimize its regulatory capital because they have low risk weighting.

         At December 31, 1998, $189,000 of the Company's mortgage-backed securities had contractual maturities under ten years and the remainder had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

         The following table indicates the amount of the Company's jumbo certificates of deposit by time remaining until maturity as of December 31, 1998. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

                 Maturity Period                             Amount
                 ---------------                         --------------

                                                         (In Thousands)
Three months or less.................................       $ 944
Over three through six months........................       1,064
Over six through 12 months...........................         214
Over 12 months.......................................         533
                                                           ------
         Total jumbo certificates of deposit.........      $2,755
                                                           ======

         The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Company between the dates indicated.

                                                                    At December 31,
                                    --------------------------------------------------------------------------------
                                                1998                          1997                     1996
                                    ----------------------------- --------------------------------------------------
                                              Percent                       Percent                        Percent
                                                 of      Increase              of     Increase               of
                                     Amount    Total    (Decrease) Amount    Total    (Decrease) Amount     Total
                                    --------- --------- --------- --------- --------- ---------- ------- -----------
                                                                (Dollars in Thousands)
Noninterest-bearing...............   $   981      1.35%   $  501   $   480      0.66%  $   (168)  $   648      0.89%
NOW checking......................     4,419      6.08       404     4,015      5.51        560     3,455      4.74
Regular savings accounts..........     6,372      8.77      (366)    6,738      9.25         25     6,713      9.21
Money market deposit accounts
   ("MMDAs")......................     6,266      8.62       926     5,340      7.33        434     4,906      6.73
Fixed-rate certificates which
mature:
   Within 1 year..................    39,706     54.62      (683    40,389     55.41     (1,068)   41,457     56.88
   After 1 year, but within
      2 years.....................    13,211     18.17     4,482     8,729     11.97     (1,725)   10,454     14.35
   After 2 years, but
      within 5 years..............     1,734      2.39    (5,458)    7,192      9.87      1,945     5,247      7.20
                                    --------- --------- --------- --------- --------- ----------  ------- ----------
            Total deposits........   $72,689   100.00%   $  (194)  $72,883    100.00%   $     3   $72,880    100.00%
                                    ========= ========= ========= ========= ========= ==========  ======= ==========

         The following table sets forth the Company's time deposits categorized by rates at the dates indicated.

                                                                  At December 31,
                                                        -------------------------------------
                                                           1998         1997         1996
                                                        ------------ -----------  -----------
                                                                   (In Thousands)
0.00 - 3.99%........................................        $    13     $    13      $    13
4.00 - 4.99%........................................         11,051         471        4,103
5.00 - 5.99%........................................         39,523      49,273       42,919
6.00 - 6.99%........................................          3,981       6,474       10,050
7.00 - 7.99%........................................             83          78           73
                                                            -------     -------      -------
     Total..........................................        $54,651     $56,309      $57,158
                                                            =======     =======      =======

         The following table sets forth the amount and maturities of time deposits at December 31, 1998.

                                                                                Amount Due
                                                        ------------------------------------------------------------
                                                         Less Than      1 - 2       2 - 3    3 Years       Total
                                                         One Year       Years       Years   and After
                                                        ------------ ------------  -------- ----------- ------------
                                                                              (In Thousands)
0.00 - 3.99%..........................................      $    13      $    --        $--     $   --      $    13
4.00 - 4.99%..........................................        9,466        1,379         --        206       11,051
5.00 - 5.99%..........................................       26,656       11,339         --      1,528       39,523
6.00 - 6.99%..........................................        3,488          493         --         --        3,981
7.00 - 7.99%..........................................           83           --         --         --           83
                                                            -------      -------        ----    ------      -------
     Total............................................      $39,706      $13,211        $--     $1,734      $54,651
                                                            =======      =======        ====    ======      =======

         The following table sets forth the deposit activities of the Company for the periods indicated.

                                                              Year Ended December 31,
                                                        -------------------------------------
                                                           1998         1997         1996
                                                        ------------ -----------  -----------
                                                                   (In Thousands)
Beginning balance....................................       $72,883     $72,880      $75,931
Net deposits (withdrawals)
   before interest credited..........................        (3,101)     (2,905)      (6,058)
Interest credited....................................         2,907       2,908        3,007
                                                            -------     --------     -------
Net increase (decrease) in deposits..................          (194)          3       (3,051)
                                                            -------     --------     ------
Ending balance.......................................       $72,689     $72,883      $72,880
                                                            =======     =======      =======

         Borrowings. Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company has the ability to use advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Des Moines, the Company is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 1998, the Company had $571,000 borrowed from the FHLB-Des Moines. The Company borrowed $600,000 on a mortgage match advance in October 1997 to fund a loan on commercial property with a yield to the Company of 8.50%.

         The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                                                     Year Ended December 31,
                                                                               -------------------------------------
                                                                                  1998        1997         1996
                                                                               ----------- ------------ ------------
                                                                                      (Dollars in Thousands)
Amount of FHLB advances outstanding at end of period........................         $571         $596          $--
Maximum amount of FHLB advances outstanding
   at any month end.........................................................          594          600           --
Approximate average FHLB advances outstanding
   during the period........................................................          584          164            4
Approximate weighted average rate paid on
   FHLB advances during the period..........................................         6.51%        6.10%        5.40%
Weighted average rate paid on FHLB advances at end of period................         6.35         6.35           --

Competition

         The Company operates in a competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from local commercial banks, credit unions and other thrifts operating in its market area. As of December 31, 1998, there were ten commercial banks and one other thrift operating in Cole County, Missouri. Most of these financial institutions are locally-owned community oriented banks and thrifts, however, there are two subsidiaries of larger regional holding companies. As a result of this competition, the Company at times has suffered deposit declines and loss of market share. The Company's branches in California, Tipton and St. Robert, Missouri also face competition from other financial institutions. Particularly in times of high interest rates, the Company has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Company's competition for loans also comes from mortgage bankers. Such competition for deposits and the origination of loans may limit the Company's growth in the future.

Personnel

         As of December 31, 1998, the Company had 26 full-time and 4 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Subsidiary Activities

         Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 2% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its service corporation, Parity Insurance Agency, Inc. ("Parity"), did not exceed these limits at December 31, 1998.

         Parity is a wholly owned subsidiary of the Savings Bank. Parity previously sold mortgage life and disability insurance to the Savings Bank's borrowers and continues to collect commissions. Parity also owns City National Real Estate, Inc., which is inactive. At December 31, 1998, the Savings Bank's investment in its subsidiaries was $107,000.

Joint Venture

      In 1997, the Company invested in Bales Brothers, Inc. J.V., a joint venture which will be building single family homes for sale in the Briar Pointe subdivision in Waynesville, Missouri. Under the terms of the joint venture, the Company provides the funds and Bales Brothers, Inc. provides the labor and management for the construction projects. When a house is sold, any net profit will be shared with the Company to receive 50% and Bales Brothers, Inc. to receive 50%. At December 31, 1998, Bales Brothers, Inc. J.V. had two houses under construction in the Briar Pointe subdivision. The Company's interest in the joint venture at December 31, 1998 was $220,000. See Note 8 of the Notes to Consolidated Financial Statements.


                           REGULATION AND SUPERVISION

General

         As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Savings Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Savings Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. Certain of the regulatory requirements applicable to the Savings Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Savings Bank and the Company.

Holding Company Regulation

         The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Savings Bank continues to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

         A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

         The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Savings Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

         Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1998, the Savings Bank met each of its capital requirements.

         Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Insurance of Deposit Accounts. Deposits of the Savings Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

         The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

         Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Savings Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

         Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 1998, the Savings Bank's limit on loans to one borrower was $2.9 million, and the Savings Bank's largest aggregate outstanding balance of loans to one borrower was $2.1 million.

         QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, the Savings Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At December 31, 1998, the Savings Bank was a Tier 1 Bank. Effective April 1, 1999, the OTS's capital distribution regulation will change. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Savings Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Liquidity. The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's liquidity ratio at December 31, 1998 exceeded the applicable requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Savings Bank's latest quarterly thrift financial report. The assessments paid by the Savings Bank for the fiscal year ended December 31, 1998 totaled $30,000.

         Transactions with Related Parties. The Savings Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law.

The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Savings Bank may make to insiders based, in part, on the Savings Bank's capital position and requires certain board approval procedures to be followed.

         Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Savings Bank complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

         General. The Company and the Savings Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company. The Savings Bank has not been audited by the IRS in the last five years. For its 1998 taxable year, the Savings Bank is subject to a maximum federal income tax rate of 34%.

         Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

         The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, repeals the reserve method of accounting for bad debts for tax years beginning after 1995 and requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

         A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a 2-year suspension if the "residential loan requirement" is satisfied.

         Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Savings Bank's 1996 taxable year, in which the Savings Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Savings Bank during its six taxable years preceding its current taxable year.

         The Savings Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Savings Bank will incur an additional tax liability of approximately $76,000 which is generally expected to be taken into income beginning in 1998 over a six year period.

         Distributions. Under the 1996 Act, if the Savings Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Savings Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Savings Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Savings Bank's income. Non-dividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Savings Bank's current or accumulated earnings and profits will not be so included in the Savings Bank's income.

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Savings Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Savings Banks do not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

         SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible in the year of payment.

State Taxation

         Missouri. Missouri-based thrift institutions, such as the Savings Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Savings Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Savings Bank is entitled to credit against this tax all paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned by the Savings Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular corporate income tax.

         Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with, and pay an annual franchise tax to, the State of Delaware.

Item 2.  Description of Property
--------------------------------

         The Company operates five full service facilities in Jefferson City
(2), California, Tipton and St. Robert, Missouri, all of which it owns. At December 31, 1998, the net book value of the property (including land and building) and the Company's fixtures, furniture and equipment was $1.6 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained under the section captioned "Price Range of Common Stock" on page 48 of the 1998 Annual Report to Stockholders ("Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations or Plan of Operations
         -------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page _ of the Annual Report is incorporated herein by reference.

Item 7.   Financial Statements
------------------------------

         (a)      Financial Statements
                  Independent Auditors' Report*
                  Consolidated Statements of Financial Condition as of December
                   31, 1997 and 1998*
                  Consolidated Statements of Income for the
                   Years Ended December 31, 1996, 1997, and 1998
                  Consolidated Statements of Changes in Stockholders' Equity for
                   the Years Ended December 31, 1996, 1997 and 1998
                  Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 1996, 1997 and 1998
                  Notes to the Consolidated Financial Statements*

         * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
---------------------------------------------------------------------
        Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------

Executive Officers

         The following table sets forth certain information regarding the executive officers of the Company.

Name                      Age(1)            Position
----                      ------            --------
Richard E. Caplinger        65              Chairman of the Board

Robert E. Chiles            63              President and Chief Executive Officer

David L. Jobe               50              Treasurer and Secretary

Delphine E. Prenger         61              Vice President

Jason E. Schwartz           30              Vice President

         The following table sets forth certain information regarding the executive officers of the Savings Bank.

Name                      Age(1)            Position
----                      ------            --------
Richard E. Caplinger        65              Chairman of the Board

Robert E. Chiles            63              President and Chief Executive Officer

David L. Jobe               50              Secretary and Treasurer

Delphine E. Prenger         61              Vice President

Jason E. Schwartz           30              Vice President

-----------------------------
(1)  As of December 31, 1998.

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

      Jason E. Schwartz has been with the Company since 1995 and served as Vice-President since 1997. Mr. Schwartz is currently Treasurer-Elect of the Jefferson City Chamber of Commerce.

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

Item 10.  Executive Compensation
--------------------------------

         The information contained under the sections captioned "Executive Compensation" and "Proposal I - Election of Directors - Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  The information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" of the Proxy Statement.

         (b)      Security Ownership of Management

                  The information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" of the Proxy Statement.

         (c)      Changes in Control

                  The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information set forth under the section captioned "Transactions with Management" in the Proxy Statement is incorporated herein by reference.


                                     PART IV

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

         (a)      Exhibits


         3.1      Certificate of Incorporation of CNS Bancorp, Inc.
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Registration Statement on Form S-1 (File No. 333-01880))
         3.2      Amended and Restated Bylaws of CNS Bancorp, Inc.
         10.1     Employment Agreement with Robert E. Chiles (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on
                  Form 10-KSB for the year ended December 31, 1997)
         10.2     CNS Bancorp, Inc. 1997 Stock Option Plan (incorporated by
                  reference to Exhibit A to the Company's Proxy Statement dated
                  March 19, 1997)
         10.3     CNS Bancorp, Inc. 1997 Management Recognition and Development
                  Plan (incorporated by reference Exhibit B to the Company's
                  Proxy Statement dated March 19, 1997)
         13       Annual Report to Stockholders
         21       Subsidiaries of the Registrant
         23       Consent of Independent Auditors
         27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

 Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CNS BANCORP, INC.


Date:  March 30, 1999                      By: /s/ Robert E. Chiles
                                           --------------------------------
                                           Robert E. Chiles
                                           President and Chief Executive Officer

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                       TITLE                       DATE
----------                       -----                       ----

/s/ Robert E. Chiles             President, Chief           March 30, 1999
------------------------------   Executive Officer and
Robert E. Chiles                 Director (Principal
                                 Executive Officer)


/s/ David L. Jobe                Treasurer and Secretary    March 30, 1999
------------------------------   (Principal Financial
David L. Jobe                    and Accounting Officer)



/s/ James F. McHenry             Director                   March 30, 1999
------------------------------
James F. McHenry




/s/ Ronald D. Roberson           Director                   March 30, 1999
------------------------------
Ronald D. Roberson



/s/ Richard E. Caplinger         Chairman of the Board      March 30, 1999
------------------------------
Richard E. Caplinger



/s/ Michael A. Dallmeyer         Director                   March 30, 1999
------------------------------
Michael A. Dallmeyer



/s/ John C. Kolb                 Director                   March 30, 1999
------------------------------
John C. Kolb