Form 10QSB
period 1999-03-31
CNS BANCORP INC
filed 1999-05-14
CIK 1009670

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      450 5TH STREET, N.W.
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

        (Mark One)
                       X        QUARTERLY REPORT PURSUANT TO SECTION
                    13 OR 15(d) OF THE SECURITIES EXCHANGE
                    ACT OF 1934

        For the quarterly period ended March 31, 1999

                               OR

                      TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934

        For the transition period from___to___.Commission File No. 028250

                       CNS BANCORP, INC.

          Delaware                           43-
        1738315
        (State or other jurisdiction of(I.R.S. Employer Identification No.) incorporation or organization)

        427 Monroe Street, Jefferson City, Missouri              65101


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

        Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.
          Class                         Outstanding March 31,
        1999
        Common Stock, par value $.01 per share         1,422,646 Shares
                CNS BANCORP, INC. AND SUBSIDIARY

                          FORM 10-QSB

              FOR THE QUARTER ENDED MARCH 31, 1999

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

               CNS BANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Unaudited)

                     ASSETS         March 31, 1999  December 31,1998





 Cash and due from depository institutions     $13,007,520    $  9,813,816
 Securities available-for-sale        $16,774,636    $17,715,083
 Stock in Federal Home Loan Bank          $     662,500  $     662,500
 Loans held-for-sale, net             $     304,359  $  1,767,075
  Loans receivable, net                $59,816,342    $61,699,912
  Accrued interest receivable          $     564,003  $     561,175
 Real estate owned, net               $     760,754  $     710,085
  Premises and equipment, net          $  1,581,082   $  1,611,454
 Income tax receivable                $     105,597  $     166,356
       Other assets                   $     766,241  $     693,189

             Total assets             $94,343,034    $95,400,645


            LIABILITIES AND  STOCKHOLDERS' EQUITY


       Deposits                  $71,728,159    $72,689,165
      Borrowed funds                 $     564,481  $     570,983
        Advances from borrowers for
    taxes and insurance                       $       90,137  $       34,287
    Accrued expenses and other liabilities   $     407,770  $     365,419

              Total liabilities             $72,790,547    $73,659,854

       Common stock                   $       16,531 $       16,531
     Additional paid-in-capital               $ 16,126,938   $16,121,656
     Retained earnings, substantially restricted   $ 11,110,168   $11,007,233
     Deferred compensation-ESOP              ($ 918,542)    ($951,361)
     Deferred compensation -MRDP              ($671,582)    ($723,243)
    Investments held in trust for
     Exec Def Comp Plan                              ($96,887)      ($94,258)
   Treasury stock                  ($3,549,592)  ($3,182,279)
   Unrealized loss on securities net of
           deferred taxes                     (464,5 47)       ($453,488)

        Total stockholders' equity          $ 21,552,487   $21,740,791

      Total liabilities and stockholders' equity    $94,343,034    $95,400,645

                     CNS BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                  Three Months Ended
                                                  March 31        March 31
                                       1999                      1998
        INTEREST INCOME
          Mortgage loans           $1,165,145     $1,305,380
         Consumer and other loans      $     77,741         $     42,014
   Investment securities         $    64,359          $   102,151
   Mortgage-backed securities          $   115,632        $   158,791
   Other interest-earning assets $   199,600          $   133,265
   Total interest income    $1,622,477           $1,741,601

       INTEREST EXPENSE
   Deposits                 $   831,159         $    875,127
   Borrowed money           $       9,030       $        9,429

   Total interest expense        $   840,189          $    884,556

   Net interest income      $   782,288         $    857,045

       PROVISION (BENEFIT) FOR
         LOAN LOSSES              ($24,703)             ($14,268)
        Net interest income after
       provision for loan losses         $    806,991       $    842,777

       NONINTEREST INCOME
    Loan servicing fees      $      21,339       $     10,862
   Income from real estate owned $        1,650       $       1,650
   Net gain  on sale of assets         $      69,991      $     88,575
   Other                    $      32,264       $     43,821

   Total non-interest income           $    125,244       $   144 ,908

       NONINTEREST EXPENSE
    Compensation and benefits           $    348,739       $   356,333
   Occupancy and equipment       $      64,083        $     63,322
   Deposit insurance premiums    $      11,130        $     11,931
    Other                    $    158,629        $   142,135

   Total non-interest expense          $    582,581       $   573,721

  Net income before income taxes      $    349,654       $   413,964

  PROVISION  FOR INCOME TAXES     $    139,875        $   165,565

           Net income               $    209,779        $   248,399

      Earnings per share       $        0.16       $        0.16

     Diluted earnings per share   $        0.15    $        0.15

        Weighted average shares
              outstanding               1,356,241      1,539,616

     Dividends per share      $       0.075    $       0.060

               CNS BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED)


                                THREE MONTHS ENDED
                            March 31, 1999  March 31, 1998
  Cash flows from operating activities:

  Net Income                         $    209,779     $   248,399
  Adjustments to reconcile net income to net cash flows
  provided by (used for) operating activities:
  Depreciation                       $      30,812   $     30,245
  Provision (Benefit) for loan losses         ($      24,703)   ($     14,268)
  Amortization of premiums and accretion
  of discounts on securities available-for-sale  $      14,538  $      37,013
  Proceeds from the same of loans held-for-sale  $ 4,918,695    $ 4,943,249
  Origination of loans held-for-sale       ($ 3,432,594)   ($  3,479,788)
 (Gain)/loss on sales of loans held-for-sale( $      23,385)  $    0
  ESOP expenses                                  $      44,992    $    82,085
  MRDP expenses                       $      51,660  $       51,660
       Decrease (increase) in:
  Accrued interest receivable         ($        2,828)     $       43,387
  Other assets                       ($      73,052)  ($       133,719)
  Income tax receivable              $      22,150    $         131,369
       Increase (decrease) in:
  Accrued expenses and other liabilities   $      39,722    $      39,543
 Net cash provided by (used for) operating activities $ 1,775,786 $ 2,007,711

       Cash flows from investing activities:

        Loans:
  Loan (originations) and principal payments - net    $ 3,879,353 ($ 1,816,453)
       Purchases of:
  Loans receivable                          ($ 1,971,080)     ($  3,226,129)
  Securities available-for-sale            $             0    ($    299,672)
       Proceeds from maturity or pay down of:
  Securities available-for-sale             $    953,459   $    3,047,457
  Proceeds from sales of real estate owned ($      50,669)  ($       7,841)
  Cash outflows for premises and equipment ($           440)    ($  19,974)
  Net cash provided by Investing Activities $ 2,810,623     $    1,310,294

       Cash flows from financing activities:
        Net increase (decrease) in:
  Deposits                            ($   961,006)     ($       627,736)
  Advances from borrowers for taxes and insurance  $   55,850   $  67,937
  Borrowed funds                           ($       6,502)   ($    6,103)
  Treasury stock purchased              ($   367,313)      ($     153,652)
  Dividends paid to share holders     ($   113,735)  ($        99,187)
  Net cash provided by financing activities  ($ 1,392,706)  ($   818,741)
  Net increase (decrease) in cash and cash equivalents ($3,193,703)($2,499,265)
  Cash and Cash equivalents at beginning of period  $ 9,813,816    $4,490,265
        Cash and cash equivalents at end of period  $13,007,520    $6,989,899

        Supplemental schedule of cash flow information:
         Cash paid during the period for:
    Interest on deposits                         $     139,988   $  206,555
    Income taxes                        $       71,742     $      140,000





                                    CNS BANCORP, INC. AND SUBSIDIARIES

        Notes to Consolidated Financial Statements (Unaudited)

        (1)   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations and other data for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1999.

          The unaudited consolidated financial statements include the amounts of CNS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, City National Savings Bank, FSB
         (the "Savings Bank") and the Savings Bank's wholly-owned subsidiary, Parity Insurance Agency, Inc., and its wholly-owned subsidiary, City National Real Estate, Inc., for the three months ended March 31, 1999. Material intercompany accounts and transactions have been eliminated in consolidation.

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

       (3)      Earnings Per Share (EPS)

                  Earnings per share (EPS) for the quarter ended March 31, 1998 and 1999 were calculated as follows:
                                       1998                  1999
                               Weighted            Weighted
                                Average             Average
                                Shares    Per-share Shares        Per-share
                             (denominator) amount (denominator)    amount
       Basic EPS               1,543,184    $0.16    1,356,241     $0.16
       Effect of dilutive shares
          Unallocated ESOP Shares 104,981               91,853
           Stock options           12,603                    0
           Diluted EPS          1,660,768    $0.15   1,448,094      $0.15

                                     Management Discussion and Analysis of
         Financial Condition and Results of Operation

       General

       The principal business of CNS Bancorp, Inc. ("Company") consists of directing the business of City National Savings Bank, FSB. ("Savings Bank"). Therefore, the discussion in the Managements's Discussion and Analysis of Financial Condition and Results of Operation relates to the Savings Bank and its operations.

       Liquidity and Capital Resources

       The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net earnings. The Savings Bank had $565,000 borrowed from the Federal Home Loan Bank of
       Des Moines (FHLB) at March 31, 1999 and an agreement with the FHLB to provide additional cash advances should the need arise.

       For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 4%. The Savings Bank's liquidity ratio was approximately 22.40% at March 31, 1999.

       Commitments to originate mortgage loans and unfunded loans in process were approximately $369,000 and $1.4 million respectively at March 31, 1999.

       The thrift industry historically has accepted interest rate risk as part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently.
       From the early 1980's up until 1996, the Savings Bank has originated primarily adjustable-rate mortgage loans for its loan portfolio. In early 1996 the Savings Bank began keeping some of the fixed rate loans it originates. As of March 31, 1999 the Savings Bank held adjustable-rate mortgage loans of $44 million or 77.94% of total mortgage loans.

       The Savings Bank is required to meet certain tangible, core and risk-based capital requirements. The following table presents the Savings Bank's capital position relative to its minimum regulatory capital requirements at March 31, 1999:

                                             Percent of Adjusted
                                 Amount          Total Assets
                                         (Unaudited)
                                    (Dollars in Thousands)

       Tangible capital               $19,769          21.13%
       Tangible capital requirement    $1,404            1.50%
       Excess                         $18,365      19.63%

       Core capital                    $19,769      21.13%
       Core capital requirement         $3,743        4.00%
       Excess                         $16,026         17.13%

       Risk-based capital              $20,143         43.50%
       Risk-based capital requirement   $3,705           8.00%
       Excess                          $16,438         35.50%

       Financial Condition

       Assets decreased from $95.4 million at December 31, 1998 to $94.3 million at March 31, 1999. Cash and due from depository institutions increased from $9.8 million at December 31, 1998 to $13.0 million at March 31, 1999 due primarily to loan sales and repayments. Securities available-for-sale decreased from $17.7 million at December 31, 1998 to $16.8 million at March 31, 1999. Loans held-for-sale and loans receivable, net decreased from $63.5 million at December 31, 1998 to $60.1 million at March 31, 1999 due to refinancing and loan sales during the period.

       Real estate owned, net increased from $710,000 at December 31, 1998 to $761,000 at March 31, 1999 due to the payment of $50,000 to the other Briar Pointe, LLC joint venture party to purchase full interest in the project.

       Deposits decreased from $72.7 million at December 31, 1998 to $71.7 million at March 31, 1999.
       It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $156,000 at December 31, 1998 to zero at March 31, 1999 as a result of the delinquent loans being paid current.

       Results of Operations

       Net income decreased $38,000, or 15.55%, from $248,000 for the three months ended March 31, 1998 to $210,000 for the three months ended March 31, 1999. The primary reasons for the decrease in net earnings were decreases in net interest income and non-interest income and in increase in noninterest expense which was partially offset by a decrease in provision for loan losses and provision for income taxes.

       Net Interest Income

       Net interest income decreased $75,000, or 8.72%, from $857,000 for the three months ended March 31, 1998 to $782,000 for the three months ended March 31, 1999. The primary reasons for the decrease in net interest income were decreases in interest income from mortgage loans, investment securities and mortgage-backed securities which was partially offset by an increase in interest income from consumer and other loans and other interest-earning assets and a decrease in interest expense on deposits and borrowed money.
       Interest income from mortgage loans decreased $140,000, or 10.74%, from $1.3 million for the three months ended March 31, 1998 to $1.2 million for the three months ended March 31, 1999. The primary reason for the decrease is a decrease in the average mortgage loan balance from $65.1 million for the first quarter of 1998 to $58.4 million for the first quarter of 1999 and a decrease in average yield from 8.04% to 7.97%. The decrease in average balance is due to the refinancing and sale of loans during 1998 and the first quarter of 1999. Interest income from investment securities decreased due to a decrease in the average investment balance and a lower yield in 1999 compared to 1998. Interest income from mortgage-backed-securities decreased due to the continued reduction in balance from repayments. Interest income from consumer and other loans increased $36,000 from $42,000 for the three months ended March 31, 1998 to $78,000 for the three months ended March 31, 1999. The primary reason for the increase is an increase in the average balance of commercial loans from $412,000 during the first quarter of 1998 to $1.7 million during the first quarter of 1999. Interest income from other interest-earning assets increased $67,000 from $133,000 for the three months ended
       March 31, 1998 to $200,000 for the three months ended March 31, 1999. The primary reason for the increase is an increase in the average balance deposited at the FHLB from $2.1 million during the first quarter of 1998 to $11.4 million during the first quarter of 1999. The increase in deposit balance is the result of the afore mentioned loan sales and repayments. Interest expense on deposits decreased $44,000 from $875,000 for the three months ended March 31, 1998 to $831,000 for the three months ended March 31, 1999. The primary reason for the decrease in interest expense on deposits is a decrease in the average balance from $73 million during the first quarter of 1998 to $72 million during the first quarter of 1999 and a decrease in average rate from 4.82% during the first quarter of 1998 to 4.60% during the first quarter of 1999.

       Provision for Loan Losses

       Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to
       repay their loans.   Management also reviews individual loans for
       which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank's provision for loan losses decreased from $14,000 for the three months ended March 31, 1998 to a ($25,000) benefit for the three months ended March 31, 1999. The recovery in provision for loan losses during the first quarter of 1999 was primarily due to a reduction in classified assets during that quarter when a large commercial real estate loan which was classified at the end of 1998 was paid current.

       Non-interest Income

       Non-interest income decreased $20,000, or 13.57%, from $145,000 for the three months ended March 31, 1998 to $125,000 for the three months ended March 31, 1999. The primary reason the decrease in noninterest income in 1999 as compared to 1998 was the decrease in gain on sale of loans which is a direct result of lower loan sales during the first quarter of 1999. .

       Non-interest Expense

       Non-interest expense increased $9,000, or 1.54%, from $574,000 for the three months ended March 31, 1998 to $583,000 for the three months ended March 31, 1999. The increase in non-interest expense during 1999 is due primarily to an increase in other noninterest expense which was partially offset by a decrease in compensation and benefits. The increase in other noninterest expense was primarily due to the amortization of mortgage servicing rights. The decrease in compensation and benefits is due primarily to decrease in compensation expense for the ESOP due to a lower average share price during the first quarter of 1999 as compared to the first quarter of 1998.

       Provision for Income Taxes

       Income taxes decreased from $166,000 for the three months ended March 31, 1998 to $140,000 for the three months ended March 31, 1999.

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

       The primary service provider for the Company is Fiserv who provides data processing. Fiserv has provided the Company with 'proxy' test results indicating Year 2000 compliance. The Company completed the connectivity testing with Fiserv during the first quarter of 1999.

       The Company has completed the testing phase of the Year 2000
       Action Plan. This required the testing of systems and software to insure continued service to customers until and beyond the Year 2000. All systems have passed the testing phase, all functional problems were identified and remedied. Failure to remedy Year 2000 issues could result in an interruption of service to customers.

       The cost incurred by the Company for Year 2000 compliance to date is approximately $74,000, most of which was capitalized for three years. Fiserv is currently billing approximately $325 monthly as reimbursement for their Year 2000 testing. It is expected that the Company will have additional reimbursement costs of approximately $3,500.

       The Company is not able to estimate the potential loss of revenue due to the Year 2000 issue, since the exact impact and longevity of any potential problems cannot be predicted. However, because the majority of the loan portfolio consists of residential mortgages, management believes the Year 2000 issue will not impair these borrowers' ability to repay their debt.

       The Company is preparing for the event of different systems not being Year 2000 capable as of June 30, 1999. Any system found to be not in compliance will be handled manually or by another provider that is Year 2000 compliant. There can be no assurances the Company's
       Year 2000 Action Plan will effectively address the Year 2000 issue. Partial or total system failures would have an adverse effect on the Company's operations and could result in a material financial impact.

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

                                   CNS BANCORP, INC.
                                        (Registrant)

       DATE: May 14, 1999                  BY:
                              Robert E. Chiles, President and
                              Duly Authorized Officer

                                  BY:
                              David L. Jobe, Treasurer and
                              Chief Financial Officer