Form 10QSB
period 1999-06-30
CNS BANCORP INC
filed 1999-08-13
CIK 1009670

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       450 5TH STREET, N.W.
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

     (Mark One)
                  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.
          Class                         Outstanding June 30, 1999
     Common Stock, par value $.01 per share      1,418,286 Shares


                  CNS BANCORP, INC. AND SUBSIDIARY

                          FORM 10-QSB

              FOR THE QUARTER ENDED JUNE 30, 1999

                             INDEX



                                                            PAGE NO.

        PART I - Financial Information

             Consolidated Statements of Financial Condition       1

             Consolidated Statements of Income                  2

             Consolidated Statements of Cash Flows        3

             Notes to Consolidated Financial Statements        4

             Management's Discussion and Analysis of
            Financial Condition and Results of Operations      5


        PART II - Other Information                              9

               CNS BANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Unaudited)

                ASSETS                   June 30, 1999  December 31,1998

Cash and due from depository institutions $11,968.548    $ 9,813,816
Securities available-for-sale             $17,499,837    $17,715,083
Stock in Federal Home Loan Bank           $   662,500    $   662,500
Loans held-for-sale, net                 $      54,794  $  1,767,075
Loans receivable, net                    $59,403,478    $61,699,912
Accrued interest receivable              $     513,517  $     561,175
Real estate owned, net                   $     722,951  $     710,085
Premises and equipment, net              $  1,562,255   $  1,611,454
Income tax receivable                    $     314,430  $     166,356
Other assets                         $     388,564  $     693,189

           Total assets                  $93,090,874    $95,400,645


            LIABILITIES AND  STOCKHOLDERS' EQUITY


Deposits                                 $70,547,438    $72,689,165
Borrowed funds                           $   557,875    $   570,983
Advances from borrowers for
 taxes and insurance                     $   140,226    $    34,287
Accrued expenses and other liabilities   $   324,355    $   365,419
         Total liabilities               $71,569,894    $73,659,854

Common stock                         $        16,531    $       16,531
Additional paid-in-capital                    $ 16,131,385   $16,121,656
Retained earnings, substantially restricted         $ 11,155,725   $11,007,233
Deferred compensation-ESOP                   ($885,723)    ($951,361)
Deferred compensation -MRDP                  ($619,922)    ($723,243)
Stock held in trust for Executive
  Deferred Compensation Plan                ($101,626)          ($94,258)
Treasury stock                        ($3,585,067)  ($3,182,279)
Accumulated other comprehensive income         ($590,323)    ($453,488)

      Total stockholders' equity              $ 21,520,980   $21,740,791

Total liabilities and stockholders' equity           $93,090,874   $95,400,645



        See accompanying notes to consolidated financial statements.

                                    CNS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED)
                                       Three Months Ended     Six Months Ended
                                     June 30     June 30    June 30    June 30
                                       1999        1998       1999       1998
 INTEREST INCOME
Mortgage loans                   $1,117,976  $1,276,879  $2,283,121 $2,582,259
Consumer and other loans      $     72,682   $   46,932  $  150,423 $   88,946
Investment securities         $    67,006    $  112,893  $  131,365 $  215,044
Mortgage-backed securities       $   108,277 $  149,102  $  223,909 $  307,893
Other interest-earning assets $   224,902    $  145,625  $  424,502 $  278,890
  Total interest income         $1,590,843   $1,731,431  $3,213,320 $3,473,032

 INTEREST EXPENSE
Deposits                 $   803,849    $    908,301     $1,635,008 $1,783,428
Borrowed money           $       9,026  $        9,436   $   18,056 $   18,865
Total interest expense        $   812,875    $  917,737  $1,653,064 $1,802,293

Net interest income      $   777,968    $    813,694     $1,560,256 $1,670,739

 PROVISION (BENEFIT) FOR
  LOAN LOSSES                   $4,293     ($ 258)      ($   20,410)$ 14,010
  Net interest income after
 provision for loan losses  $   773,675    $    813,952  $1,580,666 $1,656,729

 NONINTEREST INCOME
Loan servicing fees      $      22,908  $     12,629     $   44,247 $   23,491
Income from real estate owned $    1,050 $    ( 2,053)   $    2,700 $    (403)
Net gain  on sale of assets  $    9,660 $     95,734     $   79,651 $  184,309
Other                    $      39,444  $     34,289     $   71,708 $   78,110
Total non-interest income  $      73,062  $   140,599    $  198,306 $  285,507

 NONINTEREST EXPENSE
Compensation and benefits  $    344,781   $   351,019    $  693,520 $  707,352
Occupancy and equipment    $      68,811  $    63,153    $  132,894 $  126,475
Deposit insurance premiums    $    1,130  $     10,909   $   22,260 $   22,840
Other                    $    187,282   $   193,088      $  345,911 $  335,223
Total non-interest expense $    612,004   $   618,169    $1,194,585 $1,191,890
Net income before income taxes $  234,733 $   336,382    $  584,387 $  750,346

PROVISION  FOR INCOME TAXES  $    94,280  $   133,107    $  234,155 $  298,672

Net income               $    140,453   $   203,275      $  350,232 $  451,674
 Other comprehensive income (loss),
  net of income taxes:
Unrealized gains (losses) on securities$(125,776) $(21,175) $(136,835) $(5,450)

Comprehensive income       $     14,677  $   182,100     $  213,397 $  446,224


Earnings per share       $        0.11  $      0.13      $  0.26    $   0.29
Diluted earnings per share $      0.10  $      0.12      $  0.24    $   0.27

  Weighted average shares
   outstanding               1,330,504  1,540,781     1,349,826   1,541,923

Dividends per share      $      0.075  $      0.060     $    0.15   $   0.12


 See accompanying notes to consolidated financial statements.


                 CNS BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)


                                              SIX MONTHS ENDED
                                        June 30, 1999 June 30, 1998
 Cash flows from operating activities:

 Net Income                           $    350,232    $    451,674
 Adjustments to reconcile net income to net cash flows
   provided by (used for) operating activities:
 Depreciation                        $      62,726    $      58,549
 Provision (Benefit) for loan losses($      20,410)   $      14,010
  Amortization of premiums and accretion
of discounts on securities available-for-sale  $  26,275    $       67,483
Proceeds from the sale of loans held-for-sale  $ 7,098,388  $10,426,026
Origination of loans held-for-sale            ($ 5,358,299) ($  8,778,256)
(Gain)/loss on sales of loans held-for-sale   ($    27,808) ($     184,309)
 ESOP expenses                                 $    88,899   $     140,937
MRDP expenses                        $    103,321   $     103,320
 Decrease (increase) in:
Accrued interest receivable         $       47,658   $       42,469
Other assets                           $     304,625    $       29,922
Income tax receivable                 ($      45,750)   $       42,966
 Increase (decrease) in:
Accrued expenses and other liabilities  ($    48,432)  ($      23,000)
Net cash provided by (used for) operating activities $ 2,581,425 $  2,391,791

 Cash flows from investing activities:

  Loans:
Loan (originations) and principal payments - net  $ 8,718,923     $ 6,019,767
 Purchases of:
Loans receivable                       ($ 6,402,080)            ($ 5,271,690)
Securities available-for-sale        ($ 1,711,184)             ($    749,391)
Proceeds from maturity or pay down of:
Securities available-for-sale            $ 1,660,995      $ 4,266,402
Proceeds from sales of real estate owned  ($      12,866)     ($      56,414)
Cash outflows for premises and equipment  ($      13,527)     ($      26,214)
Net cash provided by investing activities  $  2,240,261     $ 4,182,460

 Cash flows from financing activities:
  Net increase (decrease) in:
Deposits                                    ($  2,141,727)  ($    339,674)
Advances from borrowers for taxes and insurance  $    105,939   $     118,600
Borrowed funds                        ($       13,108)     ($      12,303)
Treasury stock purchased              ($     402,788)  ($    153,652)
Dividends paid to shareholders        ($     215,272)  ($    197,978)
Net cash provided by financing activities   ($  2,666,956)  ($    585,007)
Net increase (decrease) in cash and cash equivalents  $2,154,730 $  5,989,245
Cash and cash equivalents at beginning of period  $  9,813,816   $  4,490,638
Cash and cash equivalents at end of period        $ 11,968,548   $10,494,840

 Supplemental schedule of cash flow information:
  Cash paid during the period for:
Interest on deposits                     $       282,167   $     355,250
   Income taxes                          $       294,572       $     270,409



 See accompanying notes to consolidated financial statements.











                                         CNS BANCORP, INC. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements (Unaudited)

  (1)   Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted
   Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations and other data for the three months and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1999.

    The unaudited consolidated financial statements include the amounts of CNS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, City National Savings Bank, FSB (the "Savings Bank") and the Savings Bank's wholly-owned subsidiary, Parity Insurance Agency, Inc., and its wholly-owned subsidiary, City National Real Estate, Inc., for the three months and six months ended June 30, 1999. Material intercompany accounts and transactions have been eliminated in consolidation.

  (2)      Employee Stock Ownership Plan

    The Savings Bank has established for eligible employees an Employee Stock Ownership Plan (ESOP). The ESOP borrowed
   $1,322,500 from the Company and purchased 132,250 shares of the Company's common stock. The Savings Bank is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. The $1,322,500 in stock issued by the Company is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

  (3)      Earnings Per Share

             Earnings per share (EPS) for the quarter ended June 30, 1998 and 1999 were calculated as follows:
                                          1998                1999

                                        Weighted             Weighted
                                         Average              Average
                                          Shares  Per-share   Shares Per-share
                                    (denominator)  amount (denominator) amount
  Basic EPS                            1,540,781    $0.13   1,330,504  $0.11
  Effect of dilutive shares
     Unallocated ESOP Shares            112,344                101,430
      Stock options                      10,742                      0
   Diluted EPS                        1,663,867     $0.12   1,431,934  $0.10

















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

  Liquidity and Capital Resources

  The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net earnings. The Savings Bank had $558,000 borrowed from the Federal Home Loan Bank of Des Moines (FHLB) at June 30, 1999 and an agreement with the FHLB to provide additional cash advances should the need arise.

  For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 4%. The Savings Bank's liquidity ratio was 24.27% at June 30, 1999.

  Commitments to originate mortgage loans and unfunded loans in process were approximately $944,000 and $3.8 million respectively at June 30, 1999.

  The thrift industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. From the early 1980's up until 1996, the Savings Bank has originated primarily adjustable-rate mortgage loans for its loan portfolio. In early 1996 the Savings Bank began keeping some of the fixed rate loans it originates. As of June 30, 1999 the Savings Bank held adjustable-rate mortgage loans of $41 million or 69.49% of total mortgage loans.

  The Savings Bank is required to meet certain tangible, core and risk-based capital requirements. The following table presents the Savings Bank's capital position relative to its minimum regulatory capital requirements at June 30, 1999:

      Percent of Adjusted
                       Amount              Total
  Assets
                                    (Unaudited)
                               (Dollars in
  Thousands)

  Tangible capital                                            $17,978
   19.75%
  Tangible capital requirement                           $1,365
  1.50%
  Excess                                                          $16,613
  18.25%

  Core capital                                                  $17,978
  19.75%
  Core capital requirement                                 $3,641
  4.00%
  Excess                                                          $14,337
  15.75%

  Risk-based capital                                        $18,355
  39.31%
  Risk-based capital requirement                      $3,736
     8.00%
  Excess                                                         $14,619
  31.31%

  Financial Condition

  Assets decreased from $95.4 million at December 31, 1998 to $93.1 million at June 30, 1999. Cash and due from depository institutions increased from $9.8 million at December 31, 1998 to $12.0 million at June 30, 1999 due primarily to loan sales and repayments. Securities available-for-sale decreased from $17.7 million at December 31, 1998 to $17.5 million at June 30, 1999. Loans held-for-sale and loans receivable, net decreased from $63.5 million at December 31, 1998 to $59.5 million at June 30, 1999 due to repayments and loan sales during the period.

  Real estate owned, net increased from $710,000 at December 31, 1998 to $723,000 at June 30, 1999 due to an increase in the Company's ownership interest in the Briar Pointe LLC partially offset by the sale of three lots in that project.

  Deposits decreased from $72.7 million at December 31, 1998 to $70.5 million at June 30, 1999.

  It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $156,000 at December 31, 1998 to $153,000 at June 30, 1999 as a result of principal repayment.

  Results of Operations

  Net income decreased $63,000 for the three months ended June 30, 1999 and $101,000 for the six months ended June 30, 1999 compared to the same periods in 1998. The primary reasons for the decrease in net earnings were decreases in net interest income and non-interest income and an increase in provision for loan losses which was partially offset by a decrease in non-interest expense and provision for income taxes.

  Net Interest Income

  Net interest income decreased from $814,000 for the three months ended
  June 30, 1998 to $778,000 for the three months ended June 30, 1999 and from $1.7 million for the six months ended June 30, 1998 to $1.6 million for the six months ended June 30, 1999. The primary reasons for the decrease in net interest income were decreases in interest income from mortgage loans, investment securities and mortgage-backed securities which was partially offset by an increase in interest income from consumer and other loans and other interest-earning assets and a decrease in interest expense on deposits and borrowed money. Interest income from mortgage loans decreased $159,000 and $299,000 for the three months and six months respectively ended June 30, 1999 compared to the same periods in 1998. The primary reason for the decrease in interest income from mortgage loans is a reduction in the average mortgage loan balance and yield in 1999 compared to 1998. The decrease in average balance is due to repayments and sale of loans. Interest income from investment securities decreased due to a decrease in the average investment balance and a lower yield in 1999 compared to 1998. Interest income from mortgage-backed-securities decreased due to the continued reduction in balance from repayments. Interest income from consumer and other loans increased
  $26,000 for the three months and $62,000 for the six months ended June
  30, 1999 compared to the same periods in 1998. The primary reason for the increase in interest income from consumer and other loans is an increase in the average balance of commercial loans. Interest income from other interest-earning assets increased $79,000 for the three months and $146,000 for the six months ended June 30, 1999 compared to the same periods in 1998. The primary reason for the increase in income from other interest-earning assets is an increase in the average balance this year compared to the prior year. The increase in average balance is the result of having a larger balance on deposit with the FHLB this year. The increase in deposit balance is the result of the afore mentioned loan sales and repayments. Interest expense on deposits decreased $105,000 for the three months and $148,000 for the six months ended June 30, 1999 compared to the same period in 1998. The primary reason for the decrease in interest expense on deposits is a decrease in the average deposit balance and a decrease in average rate this year compared to last year.

  Provision for Loan Losses

  Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay their
  loans.   Management also reviews individual loans for which full
  collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank's provision for loan losses increased from a recovery of $258 from the allowance for loan losses for the three months ended June 30, 1998 to a $4,000 provision for loan losses for the three months ended June
  30, 1999 and decreased from a $14,000 provision for loan losses for the six months ended June 30, 1998 to a recovery of $20,000 from the allowance for loan losses for the six months ended June 30, 1999. The increase in provision for loan losses during the second quarter of 1999 was primarily due to the classification of a large commercial real estate loan. The decrease in provision for loan losses during the six months of 1999 is primarily due to a decrease in average loan balance.

  Non-interest Income

  Non-interest income decreased $68,000 for the three months ended June 30, 1999 and $87,000 for the six months ended June 30, 1999 compared to the same periods in 1998. The decrease in non-interest income in 1999 was primarily due to the decrease in gain on sale of loans and other non-interest income which was partially offset by an increase in loan servicing fees and income from real estate owned. The Company sold $740,000 of loans to Freddie Mac during the second quarter of 1999 compared to $5.3 million in 1998 and $4.7 million during the first six months of 1999 compared to $10.2 million in 1998.

  Non-interest Expense

  Non-interest expense decreased $6,000 for the three months ended June 30, 1999 and increased $3,000 for the six months ended June 30, 1999 compared to the same periods in 1998. The decrease in non-interest expense during the second quarter of 1999 is due primarily to a decrease in compensation and other benefits and other noninterest expense which was partially offset by a increase in occupancy and equipment. The increase in other noninterest expense for the six months ended June 30, 1999 was primarily due to the amortization of mortgage servicing rights. The decrease in compensation and benefits is due primarily to decrease in compensation expense for the ESOP due to a lower average share price during the first quarter of 1999 as compared to the first quarter of 1998.



  Provision for Income Taxes

  Income taxes decreased $39,000 for the three months ended June 30, 1999 and $65,000 for the six months ended June 30, 1999 compared to the same periods in 1998.

  Year 2000 Considerations

  The Company has a Year 2000 Action Plan which management is using to identify and correct Year 2000 compliance issues.  The Company has reviewed all services and operation components to identify technical and non-technical issues. Having identified internal components and external components, the Company has replaced its computer hardware with Year
  2000 compliant equipment.  The Company has requested third party providers to insure Year 2000 compliance with software and services and
  has required testing of these services to assure compliance.   All third party
  providers have identified Year 2000 issues and are completing revisions to systems and software to become Year 2000 compliant.

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

       CNS BANCORP, INC. AND SUBSIDIARIES
          PART II - Other Information

  Item 1 - Legal Proceeding

        There are no material legal proceedings to which the Company or the Savings Bank is a party or to which any of their property is subject. From time to time, the Savings Bank is a party to various legal proceedings incident to its business.

  Item 2 - Changes in Securities        None.

  Item 3 - Defaults upon Senior Securities   Not applicable.

  Item 4 - Submission of Matters to a Vote of Security Holders

                The Annual Meeting of Stockholders of the Company was held on
  April 20, 1999.  The results of      the vote on the matters presented at
  the Meeting is as follows:

        1. The following individuals were elected as directors, each for a three year term:
                                                 Vote For        Vote Withheld
                     Robert E. Chiles           1,307,118               900
                     John C. Kolb               1,307,118               900

                     The terms of Directors James F. McHenry, Ronald D.
  Roberson, Richard E. Caplinger and                          Mr. Dallmeyer
  continued after the meeting.

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

                              CNS BANCORP,
  INC.
                                   (Registrant)


 DATE: August 13, 1999       BY:       Robert E. Chiles,
                              President and
                              Duly Authorized  Officer


                    BY:       David L. Jobe,
                              Treasurer and
                              Chief Financial  Officer