Form 10QSB
period 1999-09-30
CNS BANCORP INC
filed 1999-11-09
CIK 1009670

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                  450 5TH STREET, N.W.
                 WASHINGTON, D.C. 20549

                      FORM 10-QSB

     (Mark One)
                  X      QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934

     For the quarterly period ended September 30, 1999

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

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.
          Class                         Outstanding September
     30, 1999
     Common Stock, par value $.01 per share      1,418,286 Shares


                                                  CNS BANCORP, INC.

                      FORM 10-QSB

        FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                CNS BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (Unaudited)

              ASSETS         September 30, 1999  December 31,1998

Cash and due from depository institutions        $10,703,050    $  9,813,816
Securities available-for-sale               $16,816,230    $17,715,083
Stock in Federal Home Loan Bank             $     662,500  $     662,500
Loans held-for-sale, net                    $              0    $  1,767,075
Loans receivable, net                   $60,948,390    $61,699,912
Accrued interest receivable             $     563,157  $     561,175
Real estate owned, net                  $     621,551  $     710,085
Premises and equipment, net             $  1,555,744   $  1,611,454
Income tax receivable                   $     462,117  $     166,356
Other assets                      $     561,846  $     693,189

    Total assets                  $92,894,585    $95,400,645


            LIABILITIES AND  STOCKHOLDERS' EQUITY


Deposits                     $70,130,759    $72,689,165
Borrowed funds                          $     551,165  $     570,983
Advances from borrowers for taxes and insurance $   187,502   $       34,287
Accrued expenses and other liabilities      $     433,369  $     365,419

    Total liabilities                   $71,302,795    $73,659,854

Common stock                      $       16,531 $       16,531
Additional paid-in-capital                  $16,136,000    $16,121,656
Retained earnings, substantially restricted      $11,156,813    $11,007,233
Treasury Stock                           ($3,585,067)   ($3,182,279)
Deferred compensation-ESOP                  ($852,903)     ($951,361)
Deferred compensation -MRDP                 ($568,262)     ($723,243)
Investments held in trust for Exec. Def. Comp. Plan  ($96,887)   ($94,258)
Accumulated other comprehensive income               ($614,435)     ($453,488)

   Total stockholders' equity              $ 21,591,790   $21,740,791

Total liabilities and stockholders' equity        $92,894,585   $95,400,645



     See accompanying notes to consolidated financial statements.

                    CNS BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                Three Months Ended           Nine Months Ended
                             Sept 30   Sept 30       Sept 30        Sept 30
                              1999        1998    1999            1998
     INTEREST INCOME
Mortgage loans           $1,083,917 $1,251,171       $3,367,038    $3,833,430
Consumer and other loans $  76,279   $     53,348    $   226,702   $   142,294
Investment securities    $     73,795 $    83,886    $   205,160   $   298,930
Mortgage-backed securities$   101,781 $   138,550    $   325,690   $   446,443
Other interest-earning assets$ 213,345 $   180,895   $   637,847   $   459,785
Total interest income    $1,549,117   $1,707,850     $4,762,437    $5,180,882

     INTEREST EXPENSE
Deposits                 $   782,366 $    904,243    $2,417,374    $2,687,671
Borrowed money           $       9,017  $   9,438    $   27,073    $   28,303
Total interest expense   $   791,383    $  913,681   $2,444,447    $2,715,974

Net interest income      $   757,734    $ 794,169    $2,317,990    $2,464,908

PROVISION (BENEFIT) FOR
 LOAN LOSSES             $   (3,687 )   $  38,526    $  (24,097)   $   52,536
Net interest income after
provision for loan losses $ 761,421    $  755,643    $ 2,342,087   $2,412,372

     NON-INTEREST INCOME
Loan servicing fees      $      23,976  $  14,374    $    68,223   $   37,865
Income from real estate owned $    750  $   1,649    $     3,450   $    1,246
Net gain  on sale of assets $ (11,163)  $  58,179    $    68,488   $  242,488
Other                    $      34,579  $  33,905    $   106,287   $  112,015
Total non-interest income$      48,142  $ 108,107    $   246,448   $  393,614

     NON-INTEREST EXPENSE
Compensation and benefits $   345,849   $ 344,308    $1,039,369    $1,051,660
Occupancy and equipment   $    66,112   $  65,361    $  199,006    $  191,836
Deposit insurance premiums $    9,971   $  11,067    $   32,231    $   33,907
Other                    $    186,533   $ 139,898    $  532,444    $  475,121
Total non-interest expense $  608,465   $ 560,634    $1,803,050    $1,752,524
Net income before income taxes $201,098 $ 303,116    $  785,485    $1,053,462

PROVISION  FOR INCOME TAXES $   80,040  $ 122,698    $  314,195    $  421,370

Net income               $    121,058   $ 180,418    $  471,290    $  632,092

Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on securities$(24,112) $(20,084) $(160,947)$(25,534)

Comprehensive income     $     96,946   $ 160,334    $  310,343    $  606,558

Earnings per share       $        0.09  $     0.12   $    0.35     $    0.41
Diluted earnings per share $      0.09  $     0.11   $    0.33     $    0.38

Weighted average shares
    outstanding         $1,330,879      $1,514,288   $1,343,300    $1,533,595

Dividends per share      $      0.090  $     0.075   $    0.240    $    0.195


     See accompanying notes to consolidated financial statements.



                  CNS BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)


                                        NINE MONTHS ENDED
                                       Sept 30, 1999  Sept 30, 1998
     Cash flows from operating activities:

 Net Income                              $    471,290    $   632,092
 Adjustments to reconcile net income to net cash flows
       provided by (used for) operating activities:
 Depreciation                        $        95,664    $      92,624
 Provision (Benefit) for loan losses ($       24,097)   $      52,537
 Amortization of premiums and accretion
 of discounts on securities available-for-sale $  39,481  $       81,977
 Proceeds from the sale of loans held-for-sale $  8,172,507     $12,662,790
 Origination of loans held-for-sale     ($ 6,377,624)          ($12,969,988)
(Gain)/loss on sales of loans held-for-sale ($      27,808)   ($     242,488)
 ESOP expenses                            $     1 33,336   $     192,358
 MRDP expenses                       $      154,981  $     154,981
     Decrease (increase) in:
 Accrued interest receivable     ($        1,982)    $     74,558
Other assets                     $      131,343             $   301,183
Income tax receivable                        ($    173,838)  $      165,887
     Increase (decrease) in:
 Accrued expenses and other liabilities $  65,321     $         8,542
Net cash provided by (used for) operating activities  $ 2,658,574  $ 1,207,053

     Cash flows from investing activities:

         Loans:
Loan (originations) and principal payments - net $  9,380,499    $ 8,283,841
     Purchases of:
Loans receivable                             ($ 8,604,880)     ($ 6,173,508)
Securities available-for-sale               ($ 2,163,972)     ($ 1,050,000)
     Proceeds from maturity or pay down of:
Securities available-for-sale              $    2,740,474  $   4,933,475
Proceeds from sales of real estate owned   $      88,534   ($       56,432)
Cash outflows for premises and equipment  ($       39,954)    ($     109,512)
Net cash provided by investing activities $   1,400,701   $  5,827,864

     Cash flows from financing activities:
         Net increase (decrease) in:
  Deposits                                   ($  2,558,406)  ($    114,917)
Advances from borrowers for taxes and insurance $   153,215   $     157,484
Borrowed funds                        ($       19,818)     ($      18,602)
Treasury stock purchased                  ($     402,788)  ($ 2,635,772)
Dividends paid to shareholders           ($     342,245)  ($    315,763)
Net cash provided by financing activities ($  3,170,042)  ($ 2,927,570)
Net increase (decrease) in cash and cash equivalents $ 889,233 $ 4,107,347 Cash and cash equivalents at beginning of period $ 9,813,816 $ 4,490,638
Cash and cash equivalents at end of period  $ 10,703,050         $  8,597,985

     Supplemental schedule of cash flow information:
         Cash paid during the period for:
Interest on deposits                    $       421,598   $     355,250
Income taxes                          $       405,987       $     344,604



     See accompanying notes to consolidated financial statements.











                                         CNS BANCORP, INC. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements (Unaudited)

  (1) Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted
      Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations and other data for the three months and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1999.

          The unaudited consolidated financial statements include the amounts of CNS Bancorp, Inc. (Company) and its wholly-owned subsidiary, City National Savings Bank, FSB (Savings Bank) and the Savings Bank's wholly-owned subsidiary, Parity Insurance Agency, Inc., and its wholly-owned subsidiary, City National Real Estate, Inc., for the three months and nine months ended September 30, 1999. Material intercompany accounts and transactions have been eliminated in consolidation.

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

  (3)      Earnings Per Share

             Earnings per share (EPS) for the quarter ended September 30, 1998 and 1999 were calculated as follows:
                                      1998               1999
                             Weighted              Weighted
                             Average               Average
                              Shares    Per-share   Shares      Per-share
                          (denominator)   amount (denominator)    amount
  Basic EPS                 1,514,288    $0.119    1,330,879      $0.091
  Effect of dilutive shares
     Unallocated ESOP Shares   98,418                 85,290
      Stock options               236                      0
   Diluted EPS              1,612,942    $0.112     1,416,169      $0.085

















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

  Merger with Exchange National Bancshares, Inc.

      Pursuant to an Agreement and Plan of Merger dated as of October
  27, 1999, by and between the Company and Exchange National Bancshares,
  Inc. ("Exchange"), the Company has agreed to merge with a subsidiary of Exchange with the subsidiary being the surviving corporation. Immediately after this merger, the Savings Bank will merge with Exchange National
  Bank of Jefferson City ("Exchange National Bank"), with Exchange
  National Bank being the surviving institution. As a result of this transaction, the Company and the Savings Bank will cease to exist.
  Exchange intends to operate the Savings Bank's Tipton, St. Robert and California, Missouri offices as branches of Exchange National Bank and to consolidate the Bank's two Jefferson City offices with Exchange National Bank's existing offices in Jefferson City. Under the merger agreement, each outstanding share of the Company's common stock will automatically become exchangeable for $8.80 in cash and 0.15 of a share of Exchange common stock. The merger consideration is subject to downward adjustment if the Company's adjusted net worth falls below $20.95 million. The merger is subject to approval of the holders of a majority of the outstanding stock of the Company and to regulatory approval. It is anticipated that the transaction will be submitted to a vote of the Company's shareholders in the second quarter of next year.

  Liquidity and Capital Resources

  The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net earnings. The Savings Bank had $551,000 borrowed from the Federal Home Loan Bank of Des Moines (FHLB) at September 30, 1999 and an agreement with the FHLB to provide additional cash advances should the need arise.

  For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 4%. The Savings Bank's liquidity ratio was 26.62% at September 30, 1999.

  Commitments to originate mortgage loans and unfunded loans in process were approximately $990,000 and $3.2 million respectively at September 30, 1999.

  The thrift industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. From the early 1980's up until 1996, the Savings Bank has originated primarily adjustable-rate mortgage loans for its loan portfolio. In early 1996 the Savings Bank began keeping some of the fixed rate loans it originates. As of September 30, 1999 the Savings Bank held adjustable-rate mortgage loans of $41 million or 72.46% of total mortgage loans.

  The Savings Bank is required to meet certain tangible, core and risk-based capital requirements. The following table presents the Savings Bank's capital position relative to its minimum regulatory capital requirements at September 30, 1999:





                                                 Percent of Adjusted
                          Amount                     Total  Assets
                                          Unaudited
                                       (Dollars in Thousands)

  Tangible capital       $18,191                         20.02%
  Tangible capital requirement $1,363                     1.50%
  Excess                 $16,828                         18.52%

  Core capital           $18,191                          20.02%
  Core capital requirement$3,634                           4.00%
  Excess                 $14,557                          16.02%

  Risk-based capital     $18,564                          39.86%
  Risk-based capital requirement $3,726                    8.00%
  Excess                        $14,838                   31.86%

  Financial Condition

  Assets decreased from $95.4 million at December 31, 1998 to $92.8 million at September 30, 1999. Cash and due from depository institutions increased from $9.8 million at December 31, 1998 to $10.7 million at September 30, 1999 due primarily to loan sales and repayments. Securities available-for-sale decreased from $17.7 million at December 31, 1998 to $16.8 million at September 30, 1999. Loans held-for-sale and loans receivable, net decreased from $63.5 million at December 31, 1998 to $61.0 million at September 30, 1999 due to repayments and loan sales during the period.

  Real estate owned, net decreased from $710,000 at December 31, 1998 to $622,000 at September 30, 1999 due to an increase in the Company's ownership interest in the Briar Pointe LLC partially offset by the sale of three lots in that project.

  Deposits decreased from $72.7 million at December 31, 1998 to $70.1 million at September 30, 1999.

  It is the policy of the Savings Bank to cease accruing interest on loans 90 days or more past due. Nonaccrual loans decreased from $156,000 at December 31, 1998 to $0 at September 30, 1999 as a result of the loan being paid current.

  Results of Operations

  Net income decreased $59,000 for the three months ended September 30, 1999 and $161,000 for the nine months ended September 30, 1999 compared to the same periods in 1998. The primary reasons for the decrease in net earnings were decreases in net interest income and non-interest income and an increase in provision for loan losses which was partially offset by a decrease in non-interest expense and provision for income taxes.

  Net Interest Income

  Net interest income decreased from $794,000 for the three months ended September 30, 1998 to $758,000 for the three months ended September 30, 1999 and from $2.5 million for the nine months ended September 30, 1998 to $2.4 million for the nine months ended September 30, 1999. The primary reasons for the decrease in net interest income were decreases in interest income from mortgage loans, investment securities and mortgage-backed securities which was partially offset by an increase in interest income from consumer and other loans and other interest-earning assets and a decrease in interest expense on deposits and borrowed money.
  Interest income from mortgage loans decreased $167,000 and $466,000 for the three months and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The primary reason for the decrease in interest income from mortgage loans is a reduction in the average mortgage loan balance and yield in 1999 compared to 1998. The decrease in average balance is due to repayments and sale of loans. Interest income from investment securities decreased due to a decrease in the average investment balance and a lower yield in 1999 compared to 1998. Interest income from mortgage-backed-securities decreased due to the continued reduction in balance from repayments. Interest income from consumer and other loans increased $23,000 for the three months and $84,000 for the nine months ended September 30, 1999 compared to the same periods in 1998.
  The primary reason for the increase in interest income from consumer and other loans is an increase in the average balance of commercial loans. Interest income from other interest-earning assets increased $32,000 for the three months and $178,000 for the nine months ended September 30, 1999 compared to the same periods in 1998. The primary reason for the increase in income from other interest-earning assets is an increase in the average balance on deposit with the FHLB this year compared to the prior year. The increase in deposit balance is the result of the aforementioned loan sales and repayments. Interest expense on deposits decreased $122,000 for the three months and $270,000 for the nine months ended September 30, 1999 compared to the same period in 1998. The primary reason for the decrease in interest expense on deposits is a decrease in the average deposit balance and a decrease in average rate this year compared to last year.

  Provision for Loan Losses

  Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay their
  loans.   Management also reviews individual loans for which full
  collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank's provision for loan losses decreased from a $39,000 provision for loan losses for the three months ended September 30, 1998 to a $4,000 recovery from the allowance for loan losses for the three months ended September 30, 1999 and decreased from a $53,000 provision for loan losses for the nine months ended September 30, 1998 to a $24,000 recovery from the allowance for loan losses for the nine months ended September 30, 1999. The decrease in provision for loan losses during 1999 was primarily due to a reduction in classified assets when a large commercial real estate loan, which had been delinquent was paid current.

  Non-interest Income

  Non-interest income decreased $60,000 for the three months ended
  September 30, 1999 and $147,000 for the nine months ended September 30, 1999 compared to the same periods in 1998. The decrease in non-interest income in 1999 was primarily due to the decrease in gain on sale of loans and other non-interest income which was partially offset by an increase in loan servicing fees and income from real estate owned. The Company sold no loans to Freddie Mac during the third quarter of 1999 and $4.7 million during the first nine months of 1999 compared to $2.2 million during the third quarter of 1998 and $12.4 million during the first none months of 1998.

  Non-interest Expense

  Non-interest expense increased $48,000 for the three months ended
  September 30, 1999 and increased $51,000 for the nine months ended
  September 30, 1999 compared to the same periods in 1998. The increase in non-interest expense during the third quarter of 1999 is due primarily to a increase in compensation and other benefits and other noninterest expense which was partially offset by a decrease in deposit insurance premiums.
  The increase in other noninterest expense for the nine months ended
  September 30, 1999 was primarily due to the amortization of mortgage servicing rights. The decrease in compensation and benefits is due primarily to decrease in compensation expense for the ESOP due to a lower average share price during the first quarter of 1999 as compared to the first quarter of 1998.

  Provision for Income Taxes

  Income taxes decreased $43,000 for the three months ended September 30, 1999 and $107,000 for the nine months ended September 30, 1999 compared to the same periods in 1998.


  Year 2000 Considerations

  The Company has a Year 2000 Action Plan which management is using to identify and correct Year 2000 compliance issues.  The Company has reviewed all services and operation components to identify technical and non-technical issues. Having identified internal components and external components, the Company has replaced its computer hardware with Year
  2000 compliant equipment.  The Company has requested third party providers to insure Year 2000 compliance with software and services and
  has required testing of these services to assure compliance.   All third party
  providers have identified Year 2000 issues and have completed revisions to systems and software to become Year 2000 compliant.

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

  The costs incurred to date and all future costs by the Company for Year 2000 compliance have been and are expected to be immaterial to the financial statements.

  The Company is not able to estimate the potential loss of revenue due to the Year 2000 issue, since the exact impact and longevity of any potential problems cannot be predicted. However, because the majority of the loan portfolio consists of residential mortgages, management believes the Year 2000 issue will not impair these borrowers' ability to repay their debt.

  The Company is preparing for the event of different systems not being Year 2000 capable as of January 1, 2000. Any system found to be not in compliance will be handled manually or by another provider that is Year 2000 compliant. There can be no assurances the Company's Year 2000
  Action Plan will effectively address the Year 2000 issue. Partial or total system failures would have an adverse effect on the Company's operations and could result in a material financial impact.

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

                              CNS BANCORP,
  INC.
                                   (Registrant)



  DATE: November 9, 1999 BY:       Robert E. Chiles,
  President and
                              Duly Authorized
  Officer



                    BY:       David L. Jobe,
  Treasurer and
                              Chief Financial
  Officer