Form 10KSB40
period 1999-12-31
CNS BANCORP INC
filed 2000-03-17
CIK 1009670

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-26556


                               CNS BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                                         43-1738315
-----------------------------------------------                ----------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization)                                                 I.D. Number)

427 Monroe Street, Jefferson City, Missouri                         65101
-----------------------------------------------                ---------------
   (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:                                     (573) 634-3336
                                                               ---------------

Securities registered under Section 12(b) of the Exchange Act:      None
                                                               ---------------

Securities registered under Section 12(g) of the Exchange Act:       Common Stock,
                                                               par value $.01 per share
                                                               ------------------------
                                                                   (Title of Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
    -----       -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    X
                                       ------

     The Registrant's revenues for the fiscal year under report were $5,867,629.

     As of March 1, 2000, there were issued and outstanding 1,418,286 shares of the Registrant's common stock. The common stock is listed for trading on the Nasdaq SmallCap Market under the symbol "CNSB." Based on the closing price per share, the aggregate market value of the common stock outstanding held by the nonaffiliates of the Registrant on March 1, 2000 was $17,745,861 (1,163,663 shares at $15.25 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE

     No part of the following document is incorporated by reference.

                                    PART I
Item 1.  Business
-----------------

General

     CNS Bancorp, Inc. ("Company"), a Delaware corporation, was organized in January 1996 for the purpose of becoming the holding company for City National Savings Bank, FSB ("Savings Bank") upon its conversion from a federal mutual savings bank to a federal stock savings bank ("Conversion") in June 1996.

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

Merger with Exchange National Bancshares, Inc.

     Pursuant to an Agreement and Plan of Merger dated as of October 27, 1999, by and between the Company and Exchange National Bancshares, Inc. ("Exchange"), the Company has agreed to merge with a subsidiary of Exchange with the subsidiary being the surviving corporation. Immediately after this merger, the Savings Bank will merge with Exchange National Bank of Jefferson City, with Exchange National Bank being the surviving institution. As a result of this transaction, the Company and the Savings Bank will cease to exist. Exchange intends to operate the Savings Bank's Tipton, St. Robert and California, Missouri offices as branches of Exchange National Bank and to consolidate the Savings Bank's two Jefferson City offices with Exchange National Bank's existing offices in Jefferson City. Under the merger agreement, each outstanding share of the Company's common stock will automatically become exchangeable for $8.80 in cash and 0.15 of a share of Exchange common stock. The merger consideration is subject to downward adjustment if the Company's adjusted net worth falls below $20.95 million. The merger is subject to approval of the holders of a majority of the outstanding stock of the Company and to regulatory approval.

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

     In general, the Company serves a limited growth market area with a relatively small population base. The Cole County economy is based primarily on the presence of the state capital and government, which has resulted in a high level of state government employees. Manufacturing and services also constitute a significant portion of the Cole County economy, with wholesale/retail trade, finance, insurance, real estate and agriculture also contributing. Conversely, Moniteau County is a much more rural county containing a number of small towns with an agricultural base, although a large percentage of residents also commute into Jefferson City or nearby Columbia or Sedalia for employment. Pulaski County's economy is dominated by the operations of Fort Leonard Wood, a major military installation and training center for all branches of the military. In general, the economy of the Company's market area has been relatively stable over the past decade.

Competition

     The Company operates in a competitive market for the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from local commercial banks, credit unions and other thrifts operating in its market area. As of December 31, 1999, there were ten commercial banks and one other thrift operating in Cole County, Missouri. Most of these financial institutions are locally-owned community oriented banks and thrifts, however, there are three subsidiaries of larger regional holding companies. As a result of this competition, the Company at times has suffered deposit declines and loss of market share. The Company's branches in California, Tipton and St. Robert, Missouri also face competition from other financial institutions. Particularly in times of high interest rates, the Company has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Company's competition for loans also comes from mortgage bankers.

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

                                                                            At December 31,
                                            ----------------------------------------------------------------------------------
                                                     1999                         1998                        1997
                                            --------------------------  --------------------------  --------------------------
                                               Amount       Percent        Amount       Percent         Amount      Percent
                                                            of Total                    of Total                    of Total
                                            ------------  ------------  ------------  ------------  ------------  ------------
                                                                         (Dollars in Thousands)
Mortgage loans:
     One- to four-family ................   $45,214        67.41%       $45,495         70.68%       $52,266        76.63%
     Multi-family .......................     5,351         7.98          5,460          8.48          5,234         7.68
     Commercial real estate .............     7,650        11.41          7,548         11.73          7,034        10.31
     Construction .......................     3,399         5.07          3,087          4.80          1,620         2.38
     Land ...............................       133         0.20             69          0.11            109         0.16
                                            -------       ------        -------        ------        -------       ------
          Total mortgage loans ..........    61,747        92.07         61,659         95.80         66,263        97.16

Commercial loans ........................     3,193         4.76          1,157          1.80            425         0.62
Consumer and other loans ................     2,130         3.17          1,543          2.60          1,513         2.22
                                            -------       ------        -------        ------        -------       ------
          Total loans ...................    67,070       100.00%        64,359        100.00%        68,201       100.00%
                                            -------       ======        -------        ======        -------       ======

Less:
     Loans in process ...................     2,377                       2,239                        1,287
     Deferred loan fees and discounts ...        11                          10                           14
     Allowance for loan losses ..........       419                         410                          388
                                            -------                     -------                      -------
          Total loans receivable, net ...   $64,263                     $61,700                      $66,512
                                            =======                     =======                      =======

     The following table sets forth certain information at December 31, 1999 regarding the dollar amount of principal repayments becoming due during the periods indicated. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as becoming due within one year. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Company's actual repayment experience to differ from that shown below.

                                                     After           After           After
                                                     1 Year         3 Years         5 Years
                                    Within          Through         Through         Through         Beyond
                                   One Year         3 Years         5 Years         10 Years       10 Years        Total
                                ------------     ------------    ------------    ------------    ------------    ------------
                                                                        (In Thousands)
Mortgage loans:
 One- to four-family ..........       $1,089           $  880          $1,257          $6,432         $35,556         $45,214
 Multi-family .................           --               --           1,563           1,530           2,254           5,347
 Commercial real estate .......          376               --              27           1,764           5,487           7,654
 Construction .................        1,741            1,050              --              --             608           3,399
 Land .........................           --               28              85              --              20             133
Commercial loans ..............        1,080            1,810              78             213              12           3,193
Consumer and other loans ......          942              555             547              55              31           2,130
                                      ------           ------          ------          ------         -------         -------
  Total loans .................       $5,228           $4,323          $3,557          $9,994         $43,968         $67,070
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

     The following table sets forth the dollar amount of all loans due after December 31, 2000, which have fixed interest rates and which have floating or adjustable interest rates.

                                               Fixed-             Floating or
                                               Rates            Adjustable-Rates
                                        -----------------     ------------------
                                                    (In Thousands)
Mortgage loans:
   One- to four-family..............          $11,591               $32,533
   Multi-family.....................              884                 4,463
   Commercial real estate...........            4,439                 2,840
   Construction.....................            1,658                    --
   Land.............................               --                   133
Commercial loans....................              393                 1,719
Consumer and other loans............            1,149                    40
                                              -------               -------
       Total loans..................          $20,114               $41,728
                                              =======               =======


     Residential Real Estate Lending. The primary lending activity of the Company is the origination of mortgage loans to enable borrowers to purchase existing one- to four-family homes. The Company also originates home equity loans and second mortgages secured by one- to four-family homes. At December 31, 1999, $45.2 million, or 67.41% of the Company's total loan portfolio, consisted of loans secured by one- to four-family residences. Of this amount, $4.9 million were home equity or second mortgage loans.

     The Company presently originates both adjustable rate mortgage ("ARM") loans and fixed-rate mortgage loans. The Company's loans are generally underwritten and documented in accordance with the guidelines established by Freddie Mac. The Company generally retains in its portfolio all of the ARM loans that it originates and may sell to Freddie Mac the fixed-rate mortgage loans that it originates. Generally, the Company sells whole loans on a servicing-retained basis. All loans are sold without recourse. The Company's decision to hold or sell loans is based on its asset/liability management policies and goals and the market conditions for mortgages. Currently, fixed-rate residential loans with yields greater than 7.5% and terms of 30 years or less are retained in the Company's loan portfolio to meet the Company's asset/liability management objectives. See "-- Lending Activities -- Loan Originations, Sales and Purchases." At December 31, 1999, $42.5 million, or 70.8%, of the Company's total loans were subject to periodic interest rate adjustments.

     The Company offers ARM loans at rates and terms competitive with market conditions. Substantially all of the ARM loans originated by the Company meet the underwriting standards of Freddie Mac even though the Company originates ARM loans primarily for its own portfolio. The Company offers several ARM products that adjust annually after an initial period ranging from one to three years. Some ARM loans are originated with an option to convert the loan to a 30-year fixed-rate loan at the then prevailing market interest rate. These ARM products utilize the weekly average yield on one-year or three-year U.S. Treasury securities adjusted to a constant maturity ("CMT") of one or three years plus a margin of 2.75% to 3.0%. ARM loans held in the Company's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Prior to March 1, 1995, when the Savings Bank switched from a state mutual charter to a federal mutual charter, the Savings Bank offered ARM loans that were based on the Savings Bank's cost of funds. The Company currently offers ARM loans with initial rates below those which would prevail under the foregoing computations, determined by the Company based on market factors and competitive rates for loans having similar features offered by other lenders for the same initial periods. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Company's ARM loans is generally 1.0% to 2.0% per adjustment period and the lifetime interest rate cap is generally 5.0% to 6.0% over the initial interest rate of the loan. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of market interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The Company also offers ARM loans for non-owner-occupied one- to four-family homes. The rates on these loans are generally 25 basis points higher than for a comparable loan for an owner-occupied residence and adjust to a rate equal to 2.875% to 3.125% above the one-year or three-year CMT index. Loans secured by non-owner-occupied residences generally involve greater risks than loans secured by owner-occupied residences. Payments on loans secured by such properties are often dependent on successful operation or management of the properties. In addition, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company requires that borrowers with loans secured by non-owner-occupied homes submit annual financial statements.

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

     The Company's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 97% of the lesser of the appraised value or the purchase price, with the condition that private mortgage insurance is generally required on loans with loan-to-value ratios greater than 80%. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80%.

     Multi-Family Residential and Commercial Real Estate Lending. The Company engages in a moderate amount of multi-family residential and commercial real estate lending primarily in the local Jefferson City market area. As market conditions permit, the Company sells participation interests in the larger multi-family loans that it originates. The Company also participates with other Missouri financial institutions in multi-family and commercial real estate loans secured by property in Missouri. At December 31, 1999, the Company's loan portfolio included $6.4 million in multi-family real estate loans and $7.7 million in commercial real estate loans.

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

     Consumer and Other Lending. Consumer lending traditionally has been a small part of the Company's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. The Company's consumer and other loans consist primarily of deposit account loans, unsecured loans and automobile loans. The Company makes deposit account loans with the account pledged as collateral to secure the loan. Loans may be made up to 90% of the account balance. Deposit account loans are payable in monthly payments of principal and interest or in a single payment. At December 31, 1999, total loans on deposit accounts amounted to $772,000. The Company makes unsecured loans to individuals for personal, family or household purposes. Generally, unsecured loans are made to current customers with an established relationship with the Company. Such loans may be for a term of up to 24 months. At December 31, 1999, unsecured loans totaled $265,000.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At December 31, 1999, the Company had no material delinquencies in its consumer loan portfolio.

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

     Loan Originations, Sales and Purchases. While the Company originates both adjustable-rate and fixed-rate loans, its ability to generate each type of loan is dependent upon relative customer demand for loans in its market. Of the $35.0 million of loans originated and purchased during 1999, 24.28% were adjustable-rate loans and 75.72% were fixed-rate loans.

     In recent periods, the Company has sold its 30-year and 20-year and a portion of its 15-year fixed-rate single-family residential mortgage loans to Freddie Mac. During 1999, the Company retained most of the fixed-rate mortgage loans that it originated. Sales are made on a non-recourse basis. Sales of loans for the years ended December 31, 1999, 1998 and 1997 totaled $8.4 million, $18.9 million and $1.5 million, respectively. The Company generally sells loans on a servicing-retained basis. See "-- Lending Activities -- Loan Servicing." At December 31, 1999 the Company had no loans held for sale.

     The Company also purchases whole loans and loan participation interests, primarily during periods of reduced loan demand in its market area. It has been the practice of the Company in recent years only to purchase loans secured by real estate located in Missouri. All purchases are made in conformance with the Company's underwriting standards.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                Year Ended December 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
                                                    (In Thousands)
Loans originated:
Mortgage loans:
   One- to four-family...............       $15,990       $21,527       $14,555
   Multi-family......................           206           650            --
   Commercial........................           249           612         1,315
   Construction......................         1,779         2,627         1,148
   Land..............................           142            16            49
Commercial loans.....................         6,020         1,133           415
Consumer and other loans.............         2,077         1,558         1,894
                                            -------       -------       -------
       Total loans originated........        26,463        28,123        19,376
                                            -------       -------       -------

Loans purchased:
Mortgage loans:
   One- to four-family...............         1,934         5,035         3,140
   Multi-family......................         4,921           518           551
   Commercial........................         1,750         2,700           625
                                            -------       -------       -------
       Total loans purchased.........         8,605         8,253         4,316
                                            -------       -------       -------

Loans sold:
       Total loans sold..............         8,358        18,900         1,524
                                            -------       -------       -------

Mortgage loan principal                      24,147        22,289        16,636
   repayments........................       -------       -------       -------


Net increase (decrease) in loans            $ 2,563       $(4,813)      $ 5,532
   receivable, net...................       =======       =======       =======


     Loan Commitments. The Company issues commitments to originate loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from the date of loan approval. The Company had outstanding net loan commitments of approximately $4.4 million, including $383,000 in fixed rate loan commitments in first mortgage loans, $412,000 in variable rate loan commitments in first mortgage loans, $2.4 million in unfunded portions of construction loans and lines of credit of $1.2 million at December 31, 1999.

     Loan Origination and Other Fees. The Company, in some instances, receives loan origination fees. Loan fees are a fixed dollar amount or a percentage of the principal amount of the mortgage loan which is charged to the borrower for funding the loan. The amount of fees charged by the Company is currently $300 for loans secured by single-family homes. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Company had $11,000 of net deferred mortgage loan fees at December 31, 1999.

     Loan Servicing. The Company sells loans to Freddie Mac and private investors on a servicing retained basis and receives fees in return for performing the traditional services of collecting individual payments and managing the loans. At December 31, 1999, the Company was servicing $30.0 million of loans for Freddie Mac and $6.2 million of loans for private investors. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the

Company receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. For the year ended December 31, 1999, loan servicing fees totaled $70,000. In addition, the Company retains certain amounts in escrow for the benefit of Freddie Mac for which the Company incurs no interest expense but is able to invest. At December 31, 1999, the Savings Bank held $23,000 in escrow for its portfolio of loans serviced for Freddie Mac.

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

                                                                      At December 31,
                                                       ----------------------------------------------
                                                            1999            1998             1997
                                                       ------------    -------------    -------------
                                                                   (Dollars in Thousands)
Loans accounted for on
  a nonaccrual basis:
       Mortgage loans:
               One- to four-family.................           $  39            $  --            $ 132
               Commercial real estate..............             151              156               --
                                                              -----            -----            -----
                      Total........................             190              156              132
                                                              -----            -----            -----

Accruing loans which are
   contractually past due
   90 days or more.................................              --               --               --
                                                              -----            -----            -----

Total nonaccrual and                                            190              156              132
   90 days past due loans..........................           -----            -----            -----


Real estate owned, net.............................              --               46               --
                                                              -----            -----            -----

                      Total nonperforming assets...           $ 190            $ 202            $ 132
                                                              =====            =====            =====

Restructured loans.................................           $  --            $  18            $  85

Nonaccrual and 90 days or more
   past due loans as a percentage
   of loans receivable, net........................            0.30             0.25             0.19

Nonaccrual and 90 days or more
   past due loans as a percentage
   of total assets.................................            0.21             0.16             0.13

Nonperforming assets as a
   percentage of total assets......................            0.21             0.21             0.13

     Interest income that would have been recorded for the year ended December 31, 1999 had nonaccruing loans been current in accordance with their original terms amounted to approximately $3,000. The amount of interest included in interest income on such loans for the year ended December 31, 1999 amounted to approximately $19,000.

     Real Estate Owned and Held for Investment. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair value. Subsequent to foreclosure, REO held for sale is carried at the lower of the carrying amount or fair value, less estimated selling costs. At December 31, 1999, the Company had no REO.

     In June 1997, the Company invested in a real estate joint venture in Waynesville, Missouri, known as Briar Pointe Development Co., LLC. During 1999, the Company acquired the interest of its joint venture partner and now owns the entire project. At December 31, 1999, the Company's investment was $622,000. Briar Pointe, LLC will develop and sell 125 building lots for single family homes in a new subdivision known as Briar Pointe located in the city of Waynesville, Missouri. The project is expected to be completed within the next few years. Through December 31, 1999, 19 lots have been sold at an average price of $18,800.

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

     The following table sets forth the composition of the Company's classified assets at December 31, 1999:


                                            Loss                          Doubtful                     Substandard
                                  --------------------------     --------------------------     --------------------------
                                    Number        Principal        Number        Principal        Number        Principal
                                   of Loans        Amount         of Loans        Amount         of Loans        Amount
                                  ----------    ------------     ----------    ------------     ----------    ------------
                                                                       (In Thousands)
Mortgage loans:
 One- to four-family ........        --             $--              --             $--               2            $ 52
 Multi-family ...............        --              --              --              --              --              --
 Commercial real estate .....        --              --              --              --               1             151
 Construction ...............        --              --              --              --              --              --
 Land .......................        --              --              --              --              --              --
Commercial loans ............        --              --              --              --              --              --
Consumer and other loans ....         1               1              --              --               4               5

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

     At December 31, 1999, the Company had an allowance for loan losses of $419,000. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

                                                                   Year Ended December 31,
                                                       ----------------------------------------------
                                                            1999            1998             1997
                                                       ------------    -------------    -------------
                                                                   (Dollars in Thousands)

Allowance at beginning of period .....................      $   410          $   388          $   383
                                                            -------          -------          -------

Provision for loan losses ............................           11               63                5
                                                            -------          -------          -------

Total recoveries .....................................           --               --               --
                                                            -------          -------          -------

Total charge-offs ....................................            2               41               --
                                                            -------          -------          -------

Net charge-offs ......................................            2               41               --
                                                            -------          -------          -------

Balance at end of period .............................      $   419          $   410          $   388
                                                            =======          =======          =======

Allowance for loan losses as a percentage
   of total loans outstanding at the end
   of the period .....................................          .65%            0.67%            0.58%

Net charge-offs as a percentage of average
   loans outstanding during the period ...............         .003             0.06               --

Allowance for loan losses as a percentage
   of nonperforming loans at end of period ...........       220.53           262.82           293.94

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

                                                                    At December 31,
                                        -------------------------------------------------------------------------
                                                 1999                     1998                      1997
                                        -----------------------  -----------------------  -----------------------
                                                         % of                     % of                     % of
                                                        Loans                    Loans                    Loans
                                                       in Each                  in Each                  in Each
                                                      Category                 Category                 Category
                                                      to Total                 to Total                 to Total
                                          Amount        Loans      Amount        Loans      Amount        Loans
                                        -----------------------  -----------------------  -----------------------
                                                                (Dollars in Thousands)
Mortgage loans:
     One- to four-family ............    $ 200          47.73%      $ 219        70.79%      $ 204       76.63%
     Multi-family ...................       68          16.23          55         8.50          52        7.68
     Commercial real estate .........       91          21.72          76        11.74         103       10.31
     Construction ...................       10           2.39          21         4.66           3        2.38
     Land ...........................        1           0.24           1         0.11           1        0.16
Commercial loans ....................       34           8.11          27         1.80           4        0.62
Consumer and other loans ............       15           3.58          11         2.40          13        2.21
Unallocated .........................       --            N/A          --          N/A           8         N/A
                                         -----         ------       -----       ------       -----      ------

          Total allowance for
             loan losses ............    $ 419         100.00%      $ 410       100.00%      $ 388      100.00%
                                         =====         ======       =====       ======       =====      ======

Investment Activities

     The Savings Bank is permitted under federal and state law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, the Savings Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Savings Bank is also required to maintain an investment in FHLB-Des Moines stock. The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets. See "REGULATION."

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

                                                                    At December 31,
                                       ----------------------------------------------------------------------------
                                                1999                      1998                      1997
                                       ------------------------  ------------------------  ------------------------
                                        Carrying    Percent of    Carrying    Percent of    Carrying    Percent of
                                          Value      Portfolio      Value      Portfolio      Value      Portfolio
                                       ----------  ------------  ----------  ------------  ----------  ------------
                                                                   (Dollars in Thousands)

Investment securities:
 U.S. Government and federal
    agency obligations ............     $ 5,619       45.36%       $ 3,869        21.84%     $ 5,806       26.79%
 Mutual funds .....................          --          --          5,310        29.97        5,376       24.81
                                        -------      ------        -------       ------      -------      ------
     Total investment securities ..       5,619       45.36          9,179        51.81       11,182       51.60
Mortgage-backed securities ........       6,768       54.64          8,536        48.19       10,489       48.40
                                        -------      ------        -------       ------      -------      ------

     Total available-for-sale .....     $12,387      100.00%       $17,715       100.00%     $21,671      100.00%
                                        =======      ======        =======       ======      =======      ======

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's investment and mortgage-backed securities at December 31, 1999.

                                                                    At December 31, 1999
                        ------------------------------------------------------------------------------------------------------------
                                                                Amount Due or Repricing Within:

                                One Year           Over One to           Over Five to          Over Ten
                                or Less            Five Years            Ten Years              Years                Totals
                        --------------------  --------------------  --------------------  --------------------  --------------------
                                    Weighted              Weighted              Weighted              Weighted              Weighted
                         Carrying   Average    Carrying   Average    Carrying   Average    Carrying   Average    Carrying   Average
                          Value      Yield      Value      Yield      Value      Yield      Value      Yield      Value      Yield
                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                     (Dollars in Thousands)
U.S. Government and
   federal agency
   obligations .......   $3,190      5.63%      $2,429     5.63%      $ --        --%        $ --       --%      $ 5,619     5.63%
Mortgage-backed
   securities ........    6,485      5.61           66     7.70        217      7.84           --       --         6,768     5.70
                         ------                 ------                ----                   ----                -------
     Total ...........   $9,675      5.61       $2,495     5.83       $217      7.84         $ --       --       $12,387     5.67
                         ======                 ======                ====                   ====                =======

     Mortgage-Backed Securities. At December 31, 1999, the Company's net mortgage-backed securities totaled $6.8 million at fair value ($7.0 million at amortized cost) and had a weighted average yield of 5.70%. At December 31, 1999, 68.1% of the Company's mortgage-backed securities were adjustable-rate and 31.9% were fixed-rate. The Company purchased most of its mortgage-backed securities in 1991 through 1993 and has not purchased any mortgage-backed securities since that time. The Company currently intends to use available funds to invest in higher yielding loans and does not intend to increase its mortgage-backed securities portfolio.

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

     At December 31, 1999, $217,000 of the Company's mortgage-backed securities had contractual maturities under ten years and the remainder had contractual maturities over ten years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of the Company's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. The Company may use borrowings through the FHLB-Des Moines on a short-term basis to compensate for reductions in the availability of funds from other sources. Presently, the Company has no other borrowing arrangements.

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

     The following table indicates the amount of the Company's jumbo certificates of deposit by time remaining until maturity as of December 31, 1999. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

                Maturity Period                            Amount
                ---------------                            ------
                                                       (In Thousands)
Three months or less ...........................           $ 814
Over three through six months ..................             917
Over six through 12 months .....................             184
Over 12 months .................................             460
                                                           -----
     Total jumbo certificates of deposit .......          $2,375
                                                          ======

       The following table sets forth the balances (inclusive of interest credited) and changes in dollar amounts of deposits in the various types of accounts offered by the Company between the dates indicated.

                                                                                     At December 31,
                                       ------------------------------------------------------------------------------------------
                                                  1999                               1998                                 1997
                                       ------------------------------------------------------------------------------------------
                                                   Percent                             Percent                           Percent
                                                     of       Increase                   of        Increase                 of
                                       Amount      Total     (Decrease)    Amount        Total     (Decrease)    Amount    Total
                                     ---------   --------   ----------   ---------    --------     ----------    -------  --------
                                                                        (Dollars in Thousands)

Noninterest-bearing accounts.........  $ 1,214     1.76%      $   233     $   945       1.30%       $    501     $   480    0.66%
NOW checking accounts................    4,511     6.55            92       4,419       6.08             404       4,015    5.51
Regular savings accounts ............    5,956     8.64          (416)      6,408       8.82            (366)      6,738    9.25
Money market deposit accounts
 ("MMDAs") ..........................    6,523     9.47           257       6,266       8.62             926       5,340    7.33
Fixed-rate certificates which mature:
 Within 1 year ......................   37,438    54.33        (2,268)     39,706      54.62            (683)     40,389   55.41
 After 1 year, but within 2 years ...    8,711    12.64        (4,500)     13,211      18.17           4,482       8,729   11.97
 After 2 years, but within 5 years ..    4,554     6.61         2,820       1,734       2.39         ( 5,458)      7,192    9.87
                                       -------   ------       -------     -------     ------        --------     -------  ------
          Total deposits ............  $68,907   100.00%      $(3,782)    $72,689     100.00%       $   (194)    $72,883  100.00%
                                       =======   ======       =======     =======     ======        ========     =======  ======

  The following table sets forth the Company's time deposits categorized by rates at the dates indicated.

                                                                       At December 31,
                                                       ---------------------------------------------
                                                            1999             1998            1997
                                                       ------------     ------------    ------------
                                                                       (In Thousands)

0.00 - 3.99% .........................................    $    10          $    13         $    13
4.00 - 4.99% .........................................     26,457           11,051             471
5.00 - 5.99% .........................................     23,727           39,523          49,273
6.00 - 6.99% .........................................        509            3,981           6,474
7.00 - 7.99% .........................................         --               83              78
                                                          -------          -------         -------
    Total                                                 $50,703          $54,651         $56,309
                                                          =======          =======         =======

     The following table sets forth the amount and maturities of time deposits at December 31, 1999.

                                                                                Amount Due
                                              ------------------------------------------------------------------------------
                                                Less Than           1 - 2           2 - 3          3 Years
                                                 One Year           Years           Years         and After        Total
                                              ------------     -------------    ------------    ------------    ------------
                                                                              (In Thousands)
0.00 - 3.99% .............................      $    10            $   --          $   --          $   --         $    10
4.00 - 4.99% .............................       21,683             3,070             574           1,129          26,457
5.00 - 5.99% .............................       15,410             5,467           1,926             925          23,727
6.00 - 6.99% .............................          334               175              --              --             509
                                                -------            ------          ------          ------         -------
       Total .............................      $37,437            $8,712          $2,500          $2,054         $50,703
                                                =======            ======          ======          ======         =======

     The following table sets forth the deposit activities of the Company for the periods indicated.

                                                  Year Ended December 31,
                                        ----------------------------------------
                                            1999          1998          1997
                                        ------------  ------------  ------------
                                                     (In Thousands)

Beginning balance .....................      $72,689       $72,883       $72,880
Net deposits (withdrawals)
   before interest credited ...........       (6,398)       (3,101)       (2,905)
Interest credited .....................        2,616         2,907         2,908
                                             -------       -------       -------
Net increase (decrease) in deposits ...       (3,782)         (194)            3
                                             -------       -------       -------
Ending balance ........................      $68,907       $72,689       $72,883
                                             =======       =======       =======

     Borrowings. The Company has the ability to use advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member of the FHLB-Des Moines, the Company is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At December 31, 1999, the Company had $794,000 borrowed from the FHLB-Des Moines. The Company borrowed $600,000 on a mortgage match advance in October 1997 to fund a loan on commercial property with a yield to the Company of 8.50%.

  The following table sets forth certain information regarding short-term borrowings by the Company at the dates and for the periods indicated:

                                                                                Year Ended December 31,
                                                                  ------------------------------------------------
                                                                       1999              1998              1997
                                                                  ------------     -------------     -------------
                                                                                 (Dollars in Thousands)
Amount of FHLB advances outstanding at end of period ..........      $ 794              $ 571             $ 596
Maximum amount of FHLB advances outstanding
   at any month end ...........................................        794                594               600
Approximate average FHLB advances outstanding
   during the period ..........................................        568                584               164
Approximate weighted average rate paid on
   FHLB advances during the period ............................       6.33%              6.51%             6.10%
Weighted average rate paid on FHLB advances at end of period ..       6.35%              6.35%             6.35%

Personnel

     As of December 31, 1999, the Company had 24 full-time and four part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Subsidiary Activities

     Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that at least one-half of any amount in excess of 2% is used primarily for community, inner-city and community development projects. The Savings Bank's investment in its service corporation, Parity Insurance Agency, Inc. ("Parity"), did not exceed these limits at December 31, 1999. Parity previously sold mortgage life and disability insurance to the Savings Bank's borrowers and continues to collect commissions. Parity also owns City National Real Estate, Inc., which is inactive. At December 31, 1999, the Savings Bank's investment in its subsidiaries was $107,000.

     In 1999, the Company terminated its joint venture for the development of the Briar Pointe subdivision in Waynesville, Missouri and acquired 100% ownership of Briar Point Development, L.L.C., which owns the subdivision. At December 31, 1999, 97 lots remained to be developed and 19 lots had been sold.

                          REGULATION AND SUPERVISION
General

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Savings Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Savings Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Savings Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for
                                      -18-
regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. Certain of the regulatory requirements applicable to the Savings Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations and their effects on the Savings Bank and the Company.

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

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1999, the Savings Bank met each of its capital requirements.

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

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there is equal sharing of FICO payments between SAIF and BIF members beginning January 1, 2000.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 1999, the Savings Bank's limit on loans to one borrower was $2.7 million, and the Savings Bank's largest aggregate outstanding balance of loans to one borrower was $2.5 million.

     QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, the Savings Bank met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the current regulations, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Savings Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Savings Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Savings Bank's liquidity ratio at December 31, 1999 exceeded the applicable requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

Federal Home Loan Bank System

     The Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 1999, of $663,000. Federal Home Loan Bank advances must be secured by specified types of collateral.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future

FHLB advances increased, The Savings Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its FHLB membership.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Savings Bank complies with the foregoing requirements.

                          FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Savings Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company. The Savings Bank has not been audited by the IRS in the last five years. For its 1999 taxable year, the Savings Bank is subject to a maximum federal income tax rate of 34%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the percentage of taxable income method or (ii) the experience method. The reserve for nonqualifying loans was computed using the experience method.

     Congress repealed the reserve method of accounting for bad debts for tax years beginning after 1995 and required savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the experience method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the Internal Revenue Service. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a two year suspension if the "residential loan requirement" is satisfied.

     Under the residential loan requirement provision, the required recapture will be suspended for each of two successive taxable years, beginning with the Savings Bank's 1996 taxable year, in which the Savings Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Savings Bank during its six taxable years preceding its current taxable year.

     The Savings Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Savings Bank will incur an additional tax liability of approximately $76,000 which has been taken into income since 1998 over a six year period.

     Distributions. If the Savings Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Savings Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Savings Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Savings Bank's income. Non-dividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Savings Bank's current or accumulated earnings and profits will not be so included in the Savings Bank's income.

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

Item 2.  Description of Property
--------------------------------

     The Company operates five full service facilities in Jefferson City (2), California, Tipton and St. Robert, Missouri, all of which it owns. At December 31, 1999, the net book value of the property (including land and building) and the Company's fixtures, furniture and equipment was $1.5 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

     The common stock of the Company is listed on the Nasdaq SmallCap Market under the symbol "CNSB." The table below shows the price range of common stock for the calendar years of 1999 and 1998. This information was provided by the Nasdaq Stock Market.

                                                Common Stock
                                -----------------------------------------------
                                     High            Low            Dividends
                                ------------    ------------     --------------
Fiscal 1998
   First Quarter............         $19.000         $17.500        $ 0.06
   Second Quarter...........          18.250          17.500          0.06
   Third Quarter............          17.625          13.250          0.075
   Fourth Quarter...........          13.500          11.125          0.075

Fiscal 1999
   First Quarter............          13.500          10.500          0.075
   Second Quarter...........          12.500          10.375          0.075
   Third Quarter............          12.250           9.625          0.09
   Fourth Quarter...........          16.688          11.065          0.09

     Dividend payment decisions are made based on a variety of factors including earnings, financial condition, market considerations, and regulatory restrictions. Restrictions on dividend payments are described on Note 13 of the Notes to Consolidated Financial Statements included in this report.

     As of December 31, 1999 the Company had approximately 392 stockholders of record and 1,418,286 outstanding shares of common stock.

Item 6.  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
         Results of Operations or Plan of Operations
         -------------------------------------------

     The Company's results of operations primarily depend upon the difference (or "spread") between the average yield earned on loans, mortgage-backed securities and investment securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other thrift institutions, is subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.

     The Company's results of operations are also affected by, among other things, provision for loan losses, loan servicing income, fee income, income from real estate owned, gain on sale of assets, other expenses and income taxes. Other expenses include compensation and benefits, occupancy and equipment, federal deposit insurance premiums and other general expenses.

     The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies as well as by federal regulation of financial institutions. Deposit balances are influenced by a number of factors including interest rates paid on competing investments and the level of personal income and savings within the Company's market area. Lending activities are influenced by consumer demand as well as competition from other lending institutions. The primary sources of funds for the Company's lending activities include deposits, loan payments, borrowings, and funds provided by operations.

Financial Condition at December 31, 1999 compared to December 31, 1998.

     The Company's total assets decreased $3.6 million, or 3.81%, to $91.8 million at December 31, 1999 from $95.4 million at December 31, 1998. The decrease was primarily attributable to a $5.3 million decrease in securities available-for-sale, a $1.8 million decrease in loans held-for-sale and a $224,000 decrease in other assets, offset by a $907,000 increase in cash and due from depository institutions, a $2.6 million increase in net loans receivable and a $378,000 increase in income tax receivable.

     Cash and due from depository institutions increased 9.24% to $10.7 million at December 31, 1999 from $9.8 million at December 31, 1998 due primarily to loan repayments and maturity or sale of investment securities.

     Securities available-for-sale decreased 30.08%, to $12.4 million at December 31, 1999 from $17.7 million at December 31, 1998 due to the sale of mutual funds in 1999. The sale of the mutual funds was required by the Agreement and Plan of Merger with Exchange.

     The Company had no loans held-for-sale at December 31, 1999 compared to $1.8 million at December 31, 1998. The Company did not sell any loans during the last part of 1999 due to the rise in interest rates.

     Net loans receivable increased 4.15% to $64.3 million at December 31, 1999 from $61.7 million at December 31, 1998. The increase in loans receivable was primarily the result of strong loan originations and purchases and fewer loan sales in 1999. During 1999 the Company originated and purchased $17.9 million of one- to four-family residential mortgage loans, $9.0 million of other residential and nonresidential mortgage loans and $8.1 million of nonmortgage loans.

     Income tax receivable increased to $545,000 at December 31, 1999 from $166,356 at December 31, 1998. The increase is primarily due to the tax benefit from the loss of the sale of mutual funds in 1999.

     Other assets decreased $224,000 to $469,000 at December 31, 1999 from $693,000 at December 31, 1998. The primary reason for the decrease is the dissolution of the Bales Brothers, Inc. joint venture during 1999.

     Deposits decreased $3.8 million to $68.9 million at December 31, 1999 from $72.7 million at December 31, 1998. The primary reason for the decrease is a general shift in investments by customers out of insured deposit accounts into equity investments.

Comparison of Operating Results for the Years Ended December 31, 1999 and 1998

     Net Income. The Company's net income decreased $799,000 to $63,000 for the year ended December 31, 1999 from $862,000 for the year ended December 31, 1998. The change was primarily the result of a pre-tax loss of $755,000 on the sale of mutual funds, which was required under the terms of the Company's pending merger with Exchange. Diluted earnings per share decreased to $0.05 for the year ended December 31, 1999 from $0.54 for the year ended December 31, 1998.

     Net Interest Income. Net interest income decreased $150,000, or 6.08%, to $3.1 million for the year ended December 31, 1999 from $3.3 million for the year ended December 31, 1998. Total interest income decreased $528,000, or 10.19%, to $6.4 million for the year ended December 31, 1999 from $6.9 million for the year ended

December 31, 1998. The decrease in total interest income was primarily due to a decrease in interest income from mortgage loans, investment securities and mortgage-backed securities offset by an increase in interest income from consumer and other loans and other interest-earnings assets. Interest income from mortgage loans, investment securities and mortgage-backed securities decreased $592,000, or 11.61%, $46,000, or 12.45% and $150,000, or 26.06%,
respectively, due a lower average balance and average yield during 1999. Interest income from consumer and other loans increased $139,000, or 68.35% due to an increase in commercial real estate lending in the Waynesville area during 1999. Interest income from other interest-earning assets increased $121,000, or 19.13% due to a higher average balance and average yield during 1999. Total interest expense decreased $378,000, or 13.93% due to a lower average deposit balance and a lower average cost of funds.

     Provision for Loan Losses.   The provision for loan losses decreased to
$11,000 for the year ended December 31, 1999 from $63,000 in 1998. The decrease in the provision for loan losses was primarily due to a smaller charge-off of $2,000 in 1999 compared to $41,000 in 1998. The allowance for loan losses increased to $419,000, or .65% of total loans at December 31, 1999 compared to $410,000, or .67% of total loans at December 31, 1998.

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

     Non-interest Income. Non-interest income decreased $1.1 million to ($485,000) for the year ended December 31, 1999 from $570,000 for the year ended December 31, 1998. Non-interest income decreased primarily as a result of a $62,000 decrease in loan servicing fees and a $1 million decrease in net gain on sale of assets offset by a $33,000 increase in income from other non-interest income. Loan servicing fees decreased due to decreased mortgage loans originated of $18.4 million in 1999 from $25.4 million in 1998. Net gain on sale of assets decreased due to decreased loan sales of $8.3 million in 1999 from $18.9 million in 1998 and the sale of the mutual funds at a loss of $755,000 in 1999.

     Non-interest Expense. Non-interest expense increased $193,000 in 1999 primarily due to an increase in professional fees in preparation for the planned merger with Exchange.

     Provision for Income Taxes. The provision for income taxes decreased $546,000 in 1999 to $41,000 for the year ended December 31, 1999 from $587,000 for the year ended December 31, 1998. This was a result of lower income before taxes primarily due to the loss on the sale of mutual funds.

Comparison of Operating Results for the Years Ended December 31, 1998 and 1997

     Net Income. The Company's net income decreased $2,000 to $862,000 for the year ended December 31, 1998 from $864,000 for the year ended December 31, 1997. The change was primarily the result of a $139,000 decrease in net interest income, a $58,000 increase in provision for loan losses, a $32,000 increase in non-interest expense and a $142,000 increase in provision for income taxes offset by a $369,000 increase in non-interest income. Diluted earnings per share increased to $0.54 for the year ended December 31, 1998 from $0.52 for the year ended December 31, 1997 due primarily to the purchase of 201,079 shares of treasury stock in 1998.

     Net Interest Income. Net interest income decreased $139,000, or 5.44%, to $3.3 million for the year ended December 31, 1998 from $3.4 million for the year ended December 31, 1997. Total interest income decreased $176,000, or 3.34%, to $6.9 million for the year ended December 31, 1998 from $7.1 million for the year ended December 31, 1997. The decrease in total interest income was primarily due to a decrease in interest on investment securities and mortgage-backed securities offset by an increase in interest on loans and other interest-earning assets. Interest income from investment securities decreased $167,000, or 31.20% to $370,000 for the year ended December 31,1998 from $537,000 for the year ended December 31, 1997. Interest income on investment securities decreased due to a lower average balance of investment securities, which decreased to $3.6 million in 1998 from $7.9 million in 1997 and a lower average yield on investment securities which was 5.80% in 1998 compared to 5.94% in 1997. Interest income on mortgage-backed securities decreased $118,000, or 16.94%, to $575,000 for the year ended December 31, 1998 from $693,000 for the year ended December 31, 1997. Interest income on mortgage-backed securities decreased due to a lower average balance on mortgage-backed securities, which decreased to $9.8 million in 1998 from $11.5 million in 1997. During 1998, the Company continued to allow mortgage-backed securities to be reduced by principal repayments. Interest income on loans increased by $29,000 for the year ended December 31, 1998 as a result of a higher average balance of loans receivable, which increased to $65.9 million in 1998 from $65.2 million in 1997 offset by a decrease in the average yield on loans to 8.05% in 1998 from 8.09% in 1997. Interest income from other interest-earning assets increased $79,000, or 14.38% to $633,000 for the year ended December 31, 1998 from $554,000 for the year ended December 31, 1997. Interest income from other interest-earning assets increased due to a higher average balance on other interest-earning assets. Total interest expense decreased $37,000, or 1.36%, to $3.61 million for the year ended December 31, 1998 from $3.65 million for the year ended December 31, 1997. Interest expense decreased due to a lower average deposit balance which decreased to $72.6 million in 1998 from $72.9 million in 1997 and a decrease in average cost to 4.92% for 1998 from 4.99% for 1997.

     Provision for Loan Losses. The provision for loan losses increased to $63,000 for the year ended December 31, 1998 from $5,000 in 1997. The increase in the provision for loan losses primarily resulted from a shift in the composition of the loan portfolio to include a smaller percentage of one-to four-family, owner occupied mortgages, for which a lower loss reserve is maintained. The allowance for loan losses increased to $410,000, or .67% of total loans at December 31, 1998 compared to $387,000, or .58% of total loans at December 31, 1997.

     Non-interest Income. Non-interest income increased $369,000 to $570,000 for the year ended December 31, 1998 from $201,000 for the year ended December 31, 1997. Non-interest income increased primarily as a result of a $68,000 increase in loan servicing fees and a $328,000 increase in net gain on sale of assets offset by a $16,000 decrease in income from real estate owned and a decrease of $11,000 in other non-interest income. Loan servicing fees increased due to increased loans originated of $28.1 million in 1998 from $19.4 million in 1997. Net gain on sale of assets increased due to increased loan sales of $19.3 million in 1998 from $1.5 million in 1997.

     Non-interest Expense. Non-interest expense increased $32,000 in 1998. The increase in non-interest expense in 1998 is primarily due to an increase in compensation and benefits and occupancy and equipment offset by decreases in deposit insurance and other non-interest expense. Compensation and benefits increased $42,000 to $1.4 million for the year ended December 31, 1998 from $1.3 million for the year ended December 31, 1997. The increase in compensation and benefits is primarily due to a $103,000 increase in MRDP stock benefit plan expense offset by a $45,000 decrease in ESOP compensation expense and a $14,000 decrease in directors fees. Occupancy and equipment expense increased $9,000 to $255,000 for the year ended December 31, 1998 due to year 2000 compliance requirements. Deposit insurance decreased $2,000 to $45,000 in 1998 from $47,000 in 1997 due to a lower average deposit balance. Other non-interest expenses decreased $16,000 to $644,000 for the year ended December 31, 1998 from $660,000 for the year ended December 31, 1997. The decrease in other non-interest expenses was due primarily to a $31,000 decrease in franchise taxes offset by a $15,000 increase in other professional fees.

     Provision for Income Taxes.   The provision for income taxes increased
$142,000 in 1998 to $587,000 for the year ended December 31, 1998 from $445,000 for the year ended December 31, 1997. This is a result of higher income before taxes, which increased $140,000 to $1.5 million for the year ended December 31, 1998 and a higher effective tax rate in 1998. The tax rate increase is due to the expiration of tax credits from a Missouri financial institution tax and the difference between book and tax reporting of MRDP and ESOP compensation expense in 1998.


                                                     Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                           1997                                          1998
                                         ----------------------------------------     ------------------------------------------
                                         Average                      Average            Average                    Average
                                         Balance    Interest        Yield/Cost           Balance       Interest    Yield/Cost
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Interest-earning assets:
   Loans receivable, net (1).............   $61,494       $4,849        7.89%          $65,868       $5,303           8.05%
   Mortgage-backed securities............     7,775          425        5.47             9,763          575           5.89
   Investment securities.................     5,347          282        5.27             5,718          318           5.56
   Mutual funds..........................     5,149          268        5.20             5,986          326           5.45
   FHLB stock............................       663           42        6.33               743           50           6.73
   Interest-bearing deposits.............     9,541          487        5.10             5,889          309           5.25
                                            -------       ------                       -------       ------

    Total interest-bearing assets........    89,969        6,353        7.06            93,967        6,881           7.32
                                            -------       ------                       -------       ------

Noninterest-earning assets...............     3,719                                      3,513
                                            -------                                    -------

    Total average assets.................   $93,688                                    $97,480
                                            =======                                    =======

Interest-bearing liabilities:
   Regular savings accounts..............   $ 6,304          178           2.82        $ 6,470          184           2.84
   MMDAs.................................     6,237          237           3.82          5,673          217           3.83
   Demand and NOW accounts...............     5,486          113           2.06          4,896          106           2.17
   Certificates of deposit...............    52,772        2,668           5.06         55,570        3,065           5.52
                                            -------       ------                       -------       ------
    Total average deposits...............    70,799        3,196           4.52         72,609        3,572           4.92
                                            -------       ------                       -------       ------
   FHLB advances.........................       568           36           6.34            584           38           6.51
                                            -------       ------                       -------       ------
    Total interest-bearing liabilities...    71,367        3,232           4.53         73,193        3,610           4.93
  Noninterest-bearing liabilities........       670                                        920
                                            -------                                    -------
    Total average liabilities............    72,037                                     74,113
                                            -------                                    -------
Average retained earnings................    21,651                                     23,367
                                            -------                                    -------
Total liabilities and retained earnings..   $93,688                                    $97,480
                                            =======                                    =======
Net interest income......................                  $3,121                                   $ 3,271
                                                           ======                                    ======
Interest rate spread.....................                                  2.53%                                      2.39%
Net interest margin......................                    3.47%                                     3.48%
Ratio of average interest-earning assets
 to average interest-bearing liabilities.    126.07%                                    128.38%


                                                     Year Ended December 31,
--------------------------------------------------------------------------------
                                                                1997
                                           -------------------------------------
                                            Average                 Average
                                            Balance    Interest     Yield/Cost
--------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Interest-earning assets:
   Loans receivable, net (1).............   $65,160        $5,274          8.09%
   Mortgage-backed securities............    11,491           693          6.03
   Investment securities.................     7,929           471          5.94
   Mutual funds..........................     5,990           362          6.04
   FHLB stock............................       939            66          7.03
   Interest-bearing deposits.............     3,608           191          5.29
                                            -------        ------          ----
    Total interest-bearing assets........    95,117         7,057          7.42
                                            -------        ------
Noninterest-earning assets...............     2,875
                                            -------
   Total average assets..................   $97,992
                                            =======
Interest-bearing liabilities:
   Regular savings accounts..............   $ 6,802           207          3.04
   MMDAs.................................     5,050           193          3.82
   Demand and NOW accounts...............     4,093            91          2.22
   Certificates of deposit...............    56,973         3,146          5.52
                                            -------        ------
    Total average deposits...............    72,918         3,637          4.99
                                            -------        ------
   FHLB advances.........................       164            10          6.10
                                            -------         -----
    Total interest-bearing liabilities...    73,082         3,647          4.99
                                                            -----
Noninterest-bearing liabilities..........       805
                                             ------
      Total average liabilities..........    73,887
                                             ------
Average retained earnings................    24,105
                                            -------
Total liabilities and retained earnings..   $97,992
                                            =======
Net interest income......................                  $3,410
                                                           ======
Interest rate spread.....................                                  2.43%
Net interest margin......................                    3.58%
Ratio of average interest-earning assets
 to average interest-bearing liabilities.    130.15%

-----------------------------
(1) Average loans receivable includes nonperforming loans. Interest income does not include interest on loans 90 days or more past due.
(2) Yields on average mortgage-backed and investment securities available for sale have been calculated based upon the historical cost bases of the underlying securities.

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

                                                                                              Year Ended December 31,
                                                       At December 31,           ---------------------------------------------------
                                                            1999                     1999                 1998             1997
                                                     ----------------------      ---------------      ---------------    -----------
Weighted average yield on:
   Loans receivable, net                                        7.91%                7.89%                8.05%            8.09%
   Mortgage-backed securities                                   5.70                 5.47                 5.89             6.09
   Investment securities                                        5.59                 5.27                 5.56             5.94
   Mutual funds                                                   --                 5.20                 5.45             6.04
   FHLB stock                                                   6.35                 6.33                 6.73             7.03
   Interest-bearing deposits                                    5.66                 5.44                 5.25             5.29

All interest-earning assets                                     7.31                 7.11                 7.32             7.42

Weighted average paid on:
   Regular savings accounts                                     2.85                 2.82                 2.84             3.04
   MMDA's                                                       3.84                 3.82                 3.83             3.82
   Demand and NOW accounts                                      2.17                 2.06                 2.17             2.22
   Certificates of deposit                                      5.04                 5.06                 5.52             5.52
   FHLB advances                                                6.12                 6.34                 6.51             6.10

All interest-bearing liabilities                                4.54                 4.53                 4.93             4.99

Interest rate spread (spread between                            2.76                 2.53                 2.39             2.43
   weighted average rate on all interest-
   earning assets and all interest-bearing
   liabilities)

Net interest margin (net interest income                        3.55                 3.47                 3.48             3.58
   as a percent of average interest-
   earning assets)

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

                                                        1999 Compared to 1998                    1998 Compared to 1997
                                                      Increase (Decrease) Due to               Increase (Decrease) Due to
                                      ----------------------------------------------------------------------------------------------
                                                                      Rate/                                      Rate/
                                             Rate        Volume      Volume      Total        Rate    Volume    Volume     Total
                                      ----------------------------------------------------------------------------------------------
                                                                                (In thousands)
Interest-earning assets:
   Loans receivable, net                  $(105)     $(356)       $ 7      $(454)         $ (28)     $  57        $ 0      $  29
   Mortgage-backed securities               (41)      (117)         8       (150)           (16)      (104)         2       (118)
   Investment securities                    (17)       (20)         1        (36)           (30)      (131)         8       (153)
   Mutual funds                             (15)       (45)         2        (58)           (35)         0          0        (35)
   FHLB stock                                (3)        (5)         0         (8)            (3)       (14)         1        (16)
   Interest-bearing deposits                 (8)       191         (5)       178             (2)       121         (1)       118
                                          -----      -----        ---      -----          -----      -----        ---       ----
      Total net change in income on        (189)      (352)        13       (528)          (114)       (71)        10       (175)
         interest-earning assets          -----      -----        ---      -----          -----      -----        ---      -----

Interest-bearing liabilities:
   Regular savings accounts                  (1)        (6)         1         (6)           (14)       (10)         1        (23)
   MMDAs                                     (1)        22         (1)        20              0         24          0         24
   Demand and NOW accounts                   (5)        13         (1)         7             (3)        18          0         15
   Certificates of deposit                 (256)      (154)        13       (397)            (4)       (77)         0        (81)
   FHLB advances                             (1)        (3)         2         (2)             1         25          2         28
                                          -----      -----        ---      -----          -----      -----        ---      -----
      Total net change in expense on
         interest-bearing liabilities      (264)      (128)        14       (378)           (20)       (20)         3        (37)
                                          -----      -----        ---      -----          -----      -----        ---      -----
Net change in net interest income         $  75      $(224)       $(1)     $(150)         $ (94)     $ (51)       $ 7      $(138)
                                          =====      =====        ===      =====          =====      =====        ===      =====


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

     Using data from the Savings Bank's quarterly reports to the OTS, the Company receives a report which measures interest rate risk by modeling the change in Net Portfolio Value ("NPV") over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period). NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The calculation is intended to illustrate the change in NPV that will occur in the event of an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement.

                                                                         Net Portfolio as %
                        Net Portfolio Value                           Portfolio Value of Assets
                   ----------------------------------            --------------------------------------
 Change
in Rates            $ Amount               $ Change                % Change                NPV Ratio                  Change
--------           ------------           -----------            -------------            -------------            --------------
(300) bp              $15,688               $(2,700)                 (15)%                   18.39%                    (217) bp
(200) bp               16,737                (1,651)                  (9)                    19.28                     (128)
(100) bp               17,662                  (725)                  (4)                    20.03                      (54)
0 bp                   18,387                    --                   --                     20.57                       --
100 bp                 18,850                   463                    3                     20.86                       29
200 bp                 19,269                   882                    5                     21.10                       53
300 bp                 19,854                 1,467                    8                     21.48                       91

     Management reviews the OTS measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. The measure is used in conjunction with NPV measures to identify excessive interest rate risk.

Liquidity and Capital Resources

     The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on the sale of loans, maturing securities and FHLB advances. While maturities and scheduled amortization of loans area predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

     The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1999, cash and due from depository institutions totaled $10.7 million, or 11.68% of total assets, and investment securities classified as available-for-sale that matured in one year or less totaled $4.3 million, or 4.7% of total assets. In addition, the Company maintains a credit facility with the FHLB which provides for immediately available advances. The Company had FHLB advances outstanding of $794,000 at December 31, 1999.

     Federal regulations require a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowing. The Company consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management. At December 31, 1999 the liquidity ratio was 27.13%.

     The Company uses its liquid resources principally to meet on-going commitments, to fund maturing certificates of deposits and deposit withdrawals, to invest, to fund existing and future loan commitments, to maintain liquidity and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1999 the Company had outstanding commitments to extend credit which totaled $3.2 million and lines of credit which totaled $1.2 million. Management anticipates that it will have sufficient funds available to meet its current loan origination commitments.

     The primary investing activity of the Company is the origination and purchase of mortgage loans. During years ended December 31, 1997, 1998 and 1999, the Company originated loans in the amounts of $19.4 million, $28.1 million and $26.5 million, and purchased loans in the amounts of $4.3 million, $8.3 million and $8.6 million, respectively.

Effect of Inflation and Changing Prices

  The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Year 2000 Considerations

     The Company completed the Year 2000 Action Plan which management used to identify and correct Year 2000 compliance issues. The Company reviewed all services and operation components to identify technical and non-technical issues. Having identified internal components and external components, the Company replaced its computer hardware with Year 2000 compliant equipment. The Company requested third party providers to insure Year 2000 compliance with software and services and required testing of these services to assure compliance.

     The Company has not experienced any operational or financial problems related to the Year 2000 date change. The Company will continue to monitor all processing to ensure that no Year 2000 issues arise in the future. The Company has taken the necessary steps to validate and test its contingency plan in order to minimize the impact should there be a system failure in the future. Management believes that the Year 2000 issue will not pose any future operational problems.


Item 7.   Financial Statements
------------------------------

    The financial statements listed at Item 13 of this Form 10-KSB are incorporated by reference into this Item 7 of Part II of this Form 10-KSB.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

    Not applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
-------  -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
          ------------------------------- --- ------------

Directors

     The following persons are currently directors of the Company.

                                              Director
Name                            Age(1)         Since            Principal Occupation
------                        --------     ---------------    ----------------------------------------------------------
Robert E. Chiles                 64             1967             President and Chief Executive Officer of the Savings
                                                                 Bank since 1974, President and Chief Executive Officer
                                                                 of the Company since 1996.
Richard E. Caplinger             66             1975             Retired in 1996 as owner of Caplinger's Inc., a men's
                                                                 clothing store.  Chairman of the Board of Directors
                                                                 since 1993 and Chairman of the Company since 1996.
Michael A. Dallmeyer             47             1994             Partner in the law firm of Hendren and Andrae,
                                                                 Jefferson City, Missouri since 1977.
John C. Kolb                     51             1989             President and part-owner of Jefferson City Oil Co.,
                                                                 Inc., an oil and fuel distributor, since 1973.
James F. McHenry                 69             1964             Retired Circuit Court Judge for Cole County.
Ronald D. Roberson               61             1983             Owner of R.D. Roberson & Associates, a financial and
                                                                 management consulting firm founded in 1990.

-------------------------------------
(1) As of December 31, 1999


Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company.

Name                            Age(1)        Position
------                        --------     ---------------
Robert E. Chiles                 64         President and Chief Executive Officer

David L. Jobe                    51         Treasurer and Secretary

Delphine E. Prenger              62         Vice President

Jason E. Schwartz                31         Vice President

________________________________
(1)   As of December 31, 1999.


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



Item 10.  Executive Compensation
--------------------------------

Summary Compensation Table

    The following information is furnished for the Chief Executive Officer of the Company. No other executive officer of the Company or the Savings Bank received salary and bonus in excess of $100,000 during the year ended December 31, 1999.

                                                                                          Long-Term Compensation
                                               Annual Compensation                               Awards
                                 --------------------------------------------        ----------------------------
                                                                                     Restricted      Securities
                                                           Other Annual                Stock         Underlying        All Other
Name and Position         Year   Salary ($)   Bonus ($)   Compensation ($)(1)         Awards ($)      Options (#)   Compensation ($)
------------------        ----   ----------   ---------   -------------------        -----------     ------------   ----------------
Robert E. Chiles          1999     102,000       --           12.000(2)                     --            --           $43,422(4)
 Chief Executive Officer  1998      99,100       --           12.000                        --            --            20,401
 and President            1997      96,100       --           12.000                   258,281(3)     33,000            18,907

------------------------------------
(1) Does not include perquisites which did not exceed the lesser of $50,000 or 10% of salary and bonus.
(2)  Consists of directors' fees.
(3) Represents the total value of the award of 16,530 shares of restricted stock on June 17, 1997, which award will vest ratably over a five-year period. At December 31, 1999, the value of the unvested restricted stock award was $153,730. Dividends are paid on the restricted stock.
(4) Consists of employer contributions to ESOP.


Option Exercise/Value Table

     The following information with respect to options exercised during the fiscal year ended December 31, 1999 and remaining unexercised at the end of the fiscal year is presented for Mr. Chiles.

                                                              Number of Securities               Value of Unexercised
                                                             Underlying Unexercised              In-the-Money Options
                             Shares                                Options                      at Fiscal Year End ($)(1)
                           Acquired on       Value         ---------------------------       -----------------------------
Name                      Exercise (#)    Realized ($)     Exercisable   Unexercisable       Exercisable    Unexercisable
                          ------------    -----------      ----------    -------------       -----------   ---------------
Robert E. Chiles                --          $    --           13,200         19,800              $  --         $  --

--------------------------------------------------------------------------------
(1) Value of unexercised in-the-money options equals market value of shares covered by in-the-money options on December 31, 1999 less the option exercise price. Options are in-the-money if the market value of the shares covered by the option is greater than the option exercise price.

Employment Agreement

     On June 11, 1996, the Company and the Savings Bank entered into a three-year employment agreement with Mr. Chiles. Mr. Chiles' base salary under the agreement currently is $102,000, which amount is paid by the Savings Bank and may be increased at the discretion of the Board of Directors or an authorized committee of the board. On each anniversary of the commencement date of the agreement, the term of the agreement may be extended for an additional year. The agreement is terminable by the Company and the Savings Bank at any time or upon the occurrence of certain events specified by federal regulations.

     The employment agreement provides for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Company and the Savings Bank. Severance payments also will be provided on a similar basis in connection with a voluntary termination of employment where, subsequent to a change in control, Mr. Chiles is assigned duties inconsistent with his position, duties, responsibilities and status immediately prior to such change in control.

     The severance payment from the Employers will equal 2.99 times Mr. Chiles' average annual taxable compensation during the five-year period preceding the change in control. Such amount will be paid in a lump sum within ten business days following the termination of employment. Section 280G of the Internal Revenue Code of 1986, as amended, states that severance payments which equal or exceed three times the base compensation of the individual are deemed to be "excess parachute payments" if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount that exceeds base compensation, and the Company would not be entitled to deduct such amount.

     The agreement restricts Mr. Chiles' right to compete against the Company and the Savings Bank for a period of one year from the date of termination of the agreement if Mr. Chiles voluntarily terminates employment, except in the event of a change in control.

Directors' Compensation

     Directors of the Savings Bank currently receive a monthly retainer of $1,000. Director Roberson participates in the Savings Bank's medical and dental insurance plans at his own expense. No separate fees are paid for service on the Board of Directors of the Company.

     During the year ended December 31, 1997, each non-employee director received a grant of 3,305 shares of restricted stock at no cost to the director under the Company's 1997 Management Recognition and Development Plan. Each non-employee director also received options to acquire 8,265 shares of common stock at an exercise price of $15.625 under the Company's 1997 Stock Option Plan.
Both the restricted stock and the stock options vest ratably over a five-year period.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners

     The following table provides information as of December 31, 1999, with respect to persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding common stock.

                                               Number of Shares                   Percent of Common
Name and Address                              Beneficially Owned                  Stock Outstanding
---------------------                     --------------------------        ------------------------------
City National Savings Bank, FSB                    127,625(1)                           9.00%
Employee Stock Ownership Plan
427 Monroe Street
Jefferson City, Missouri 65101

--------------------------------------------------------------------------------
(1) Under the terms of the ESOP, the trustees will vote unallocated shares and allocated shares for which no voting instructions are received in the same proportion as shares for which the trustees have received voting instructions from participants. The trustees of the ESOP are John C. Kolb, Michael A. Dallmeyer and Robert E. Chiles.

  The following table provides information about the shares of the Company's common stock that may be considered to be owned by each director of the Company and by all directors and executive officers of the Company as a group as of December 31, 1999. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

                                                                                   Number of Shares
                                                                                      That May Be
                                                                Number of           Acquired Within          Percent of
                                                                  Shares               60 Days By            Common Stock
   Name/Title                                                   Owned(1)           Exercising Options      Outstanding(2)
  --------------------------------------                   ------------------    ----------------------  ------------------
  Richard E. Caplinger                                           16,322                     3,306                1.38%
     Chairman of the Board

  Robert E. Chiles                                               31,684(3)                 13,200                3.14
    President, Chief Executive Officer and
    Director

  Michael A. Dallmeyer                                           11,322                     3,306                1.03
    Director

  John C. Kolb                                                   11,322(4)                  3,306                1.03
    Director

  James F. McHenry                                               16,322                     3,306                1.38
    Director

  Ronald D. Roberson                                             15,661                     3,306                1.33
    Director

  All directors and executive officers as a group               151,063(3)                 41,330               13.18
  (nine persons)

-----------------------------------------
(1) The table does not include 39,279 unvested shares of restricted stock held by a trust under CNS's 1997 Management Recognition and Development Plan for which the non-employee directors serve as trustees and exercise voting power. Participants in the plan have no voting or investment power for restricted shares awarded under the plan until such shares vest in accordance with plan provisions. After vesting, the participant has sole investment and voting power.
(2) Based on 1,418,286 shares of CNS common stock outstanding and entitled to vote as of December 31, 1999, plus the number of shares that may be acquired within 60 days by each individual (or group of individuals) by exercising options.
(3) Shares allocated under the Savings Bank's ESOP as of December 31, 1999 over which the individual has shared voting power but not investment power are included as follows: Mr. Chiles, 10,072 shares and all directors and executive officers as a group, 24,066 shares.
(4) Includes 5,000 shares held by Mr. Kolb's spouse and 5,000 shares held by Mr. Kolb's daughters.

   (b)    Changes in Control

   The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

   Federal regulations require all loans or extensions of credit to executive officers and directors be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee) and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, are in excess of the greater of $25,000 or 5% of the Savings Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors. The Company's policy is not to make any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public and to have the Board of Directors approve all loans to executive officers and directors.

                                    PART IV

Item 13.  Exhibits List and Reports on Form 8-K
-----------------------------------------------

(a)    Financial Statements
       The following are filed as part of this report, beginning on page F-1:
   .   Independent Auditor's Report
   .   Consolidated Balance Sheets as of December 31, 1998 and 1999
   . Consolidated Statements of Income for the Years Ended December 31, 1997, 1998 and 1999
   .   Consolidated Statements of Changes in Equity Capital for the
       Years Ended December 31, 1997, 1998 and 1999
   . Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999
   .   Notes to Consolidated Financial Statements

 (b)   Exhibits

 2 Agreement and Plan of Merger dated as of October 27, 1999 by and among Exchange National Bancshares, Inc., ENB Holdings, Inc and CNS Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 1, 1999)
3.1 Certificate of Incorporation of CNS Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-01880))
3.2 Amended and Restated Bylaws of CNS Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998)
10.1 Employment Agreement with Robert E. Chiles (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998)
10.2 CNS Bancorp, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 19, 1997) (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998)
10.3 CNS Bancorp, Inc. 1997 Management Recognition and Development Plan (incorporated by reference Exhibit B to the Company's Proxy Statement dated March 19, 1997)
21     Subsidiaries of the Registrant
23     Consent of Independent Auditors
27     Financial Data Schedule

(c)    Reports on Form 8-K

  A Report on Form 8-K was filed on November 1, 1999 reporting under Item 5 the execution of an Agreement and Plan of Merger with Exchange National Bancshares, Inc.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CNS BANCORP, INC.


Date:  March 14, 2000            By: /s/ Robert E. Chiles
                                     ------------------------------------
                                     Robert E. Chiles
                                     President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                         TITLE                      DATE
----------                         -----                      ----



/s/ Robert E. Chiles               President, Chief           March 14, 2000
----------------------------
Robert E. Chiles                   Executive Officer and
                                   Director (Principal
                                   Executive Officer)


/s/ David L. Jobe                  Treasurer and Secretary    March 14, 2000
----------------------------
David L. Jobe                      (Principal Financial
                                   and Accounting Officer)


/s/ Richard E. Caplinger           Chairman of the Board      March 14, 2000
----------------------------
Richard E. Caplinger


/s/ Michael A. Dallmeyer           Director                   March 14, 2000
----------------------------
Michael A. Dallmeyer


/s/ John C. Kolb                   Director                   March 14, 2000
----------------------------
John C. Kolb


/s/ James F. McHenry               Director                   March 14, 2000
----------------------------
James F. McHenry


/s/ Ronald D. Roberson             Director                   March 14, 2000
----------------------------
Ronald D. Roberson

                       [WILLIAMS KEEPERS LLC LETTERHEAD]



                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
CNS Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of CNS Bancorp, Inc. and subsidiaries (Company) as of December 31, 1998 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of CNS Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/ Williams Keepers LLC
---------------------------
February 4, 2000

                      CNS BANCORP, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          December 31, 1998 and 1999

                          ASSETS                                                            1998               1999
                                                                                        ------------       ------------
Cash and due from depository institutions (including interest-bearing                   $  9,813,816       $ 10,720,442
  accounts totaling $8,578,960 in 1998 and $8,450,484 in 1999)
Securities available-for-sale (Note 2)                                                    17,715,083         12,386,970
Stock in Federal Home Loan Bank (Note 2)                                                     662,500            662,500
Loans held-for-sale, net (Note 3)                                                          1,767,075                  -
Loans receivable, net (Note 3)                                                            61,699,912         64,263,384
Accrued interest receivable (Note 4)                                                         561,175            574,883
Real estate owned, net (Note 5)                                                              710,085            621,591
Premises and equipment, net (Note 6)                                                       1,611,454          1,521,752
Income taxes (Note 7)                                                                        166,356            545,257
Other assets (Note 8)                                                                        693,189            469,039
                                                                                        ------------       ------------
          Total assets                                                                  $ 95,400,645       $ 91,765,818
                                                                                        ============       ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (Note 10)                                                                      $ 72,689,165       $ 68,906,887
Borrowed funds (Note 11)                                                                     570,983            794,346
Advances from borrowers for taxes and insurance                                               34,287             40,731
Accrued expenses and other liabilities                                                       365,419            437,446
                                                                                        ------------       ------------
          Total liabilities                                                               73,659,854         70,179,410
                                                                                        ------------       ------------

Stockholders' equity
Common stock, $.01 par value:
  Authorized, 6,000,000 shares; 1,653,125 shares issued                                       16,531             16,531
Additional paid-in capital                                                                16,121,656         16,142,402
Retained earnings, substantially restricted (Notes 12, 13)                                11,007,233         10,628,692
Deferred compensation - Employee Stock Ownership Plan (ESOP)
  (Note 14)                                                                                (951,361)          (820,084)
Deferred compensation - Management Recognition and Development
  Plan (MRDP) (Note 14)                                                                    (723,243)          (487,665)
Stock held in trust for Executive Deferred Compensation Plan (Note 14)                      (94,258)          (130,587)
Treasury stock, 201,079 and 234,839 shares at cost in 1998 and 1999,
  respectively                                                                           (3,182,279)        (3,585,067)
Accumulated other comprehensive loss (Note 2)                                              (453,488)          (177,814)
                                                                                        ------------       ------------
                           Total stockholders' equity                                     21,740,791         21,586,408
                                                                                        ------------       ------------
                           Total liabilities and stockholders' equity                   $ 95,400,645       $ 91,765,818
                                                                                        ============       ============

     The notes to consolidated financial statements are an integral part of these statements.

                      CNS BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 Years Ended December 31, 1997, 1998 and 1999

INTEREST INCOME                                                      1997            1998            1999
                                                                 ----------      ----------      ----------
   Mortgage loans                                                $5,070,798      $5,099,846      $4,507,782
   Consumer and other loans                                         202,896         202,899         341,578
   Investment securities                                            537,151         369,543         323,553
   Mortgage-backed securities                                       692,680         575,329         425,408
   Other interest-earning assets                                    553,648         633,251         754,418
                                                                 ----------      ----------      ----------
               Total interest income                              7,057,173       6,880,868       6,352,739
                                                                 ----------      ----------      ----------
INTEREST EXPENSE
   Deposits                                                       3,636,701       3,572,420       3,195,863
   Borrowed funds (Note 11)                                          10,298          37,638          35,980
                                                                 ----------      ----------      ----------
               Total interest expense                             3,646,999       3,610,058       3,231,843
                                                                 ----------      ----------      ----------
               Net interest income                                3,410,174       3,270,810       3,120,896
PROVISION FOR LOAN LOSSES (Note 3)                                    5,000          62,889          10,580
                                                                 ----------      ----------      ----------
               Net interest income after provision
                  for loan losses                                 3,405,174       3,207,921       3,110,316
                                                                 ----------      ----------      ----------
NON-INTEREST INCOME
   Loan servicing fees                                               64,389         132,430         70,194
   Income (loss) from real estate owned (Note 5)                     11,790         (4,040)        (11,162)
   Net gain (loss) on sale of assets (Note 15)                       17,714         345,285       (673,299)
   Other (Note 16)                                                  107,059          96,277         129,157
                                                                 ----------      ----------      ----------
               Total non-interest income (loss)                     200,952         569,952       (485,110)
                                                                 ----------      ----------      ----------
NON-INTEREST EXPENSE
   Compensation and benefits                                      1,343,923       1,385,382       1,401,356
   Occupancy and equipment                                          246,300         254,875         264,913
   Deposit insurance premiums                                        46,873          44,519          42,759
   Other (Note 16)                                                  659,466         643,701         812,055
                                                                 ----------      ----------      ----------
               Total non-interest expense                         2,296,562       2,328,477       2,521,083
                                                                 ----------      ----------      ----------
               Income before income taxes                         1,309,564       1,449,396         104,123
PROVISION FOR INCOME TAXES (Note 7)                                 445,264         587,014          40,689
                                                                 ----------      ----------      ----------
               Net income                                        $  864,300      $  862,382      $   63,434
                                                                 ==========      ==========      ==========

               Earnings per share (Note 17)                      $     0.56      $     0.58      $     0.05
                                                                 ==========      ==========      ==========

               Diluted earnings per share (Note 17)              $     0.52      $     0.54      $     0.05
                                                                 ==========      ==========      ==========

    The notes to consolidated financial statements are an integral part of these statements.

                      CNS BANCORP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Year Ended December 31, 1997, 1998 and 1999

                                                  Common Stock
                                              ---------------------
                                                                        Additional                     Deferred       Deferred
                                                                         Paid-in        Retained     Compensation    Compensation
                                                Shares     Amount        Capital        Earnings         ESOP           MRDP
                                              ---------- ----------    -----------    -----------    ------------   ------------
Balance, December 31, 1996                     1,653,125    $16,531    $16,003,502    $10,044,280    $(1,249,411)   $         -
-------------------------------------------------------------------------------------------------------------------------------
Establishment of MRDP                                  -          -              -              -              -     (1,033,203)

Compensation expense recognized
  for ESOP                                             -          -        117,389              -        166,771              -

Compensation expense recognized
  for MRDP                                             -          -              -              -              -        103,320

Valuation adjustment for MRDP trust
  receivable                                           -          -        (97,741)             -              -              -

Earnings on the executive deferred
  compensation plan                                    -          -              -              -              -              -

Dividends paid ($ .22 per share)                       -          -              -       (363,688)             -              -

Net income                                             -          -              -        864,300              -              -

Net change in unrealized loss on
  securities available-for-sale, net of
  deferred taxes                                       -          -              -              -              -              -
                                              ---------- ----------    -----------    -----------    -----------     -----------
Balance, December 31, 1997                     1,653,125     16,531     16,023,150     10,544,892     (1,082,640)      (929,883)

Compensation expense recognized
  for ESOP                                             -          -         80,503              -        131,279              -

Compensation expense recognized
  for MRDP                                             -          -              -              -              -        206,640

Valuation adjustment for MRDP trust
  receivable                                           -          -         18,003              -              -              -

Net change in executive deferred
  compensation plan                                    -          -              -              -              -              -

Dividends paid ($ .27 per share)                       -          -              -       (400,041)             -              -

Acquisition of 201,079 common
  shares to be held as treasury stock                  -          -              -              -              -              -

Net income                                             -          -              -        862,382              -              -

Net change in unrealized loss on securities
available-for-sale, net of deferred taxes              -          -              -              -              -              -
                                              ---------- ----------    -----------    -----------    -----------     -----------
Balance, December 31, 1998                     1,653,125     16,531     16,121,656     11,007,233       (951,361)      (723,243)


                                              Stock Held In
                                               Trust For
                                               Executive                 Accumulated
                                               Deferred                     Other                     (Memo)
                                              Compensation   Treasury   Comprehensive              Comprehensive
                                                 Plan          Stock       Income         Total       Income
                                              ------------  ----------  -------------  ----------- -------------
Balance, December 31, 1996                    $  (127,428)  $        -  $    (488,196) $24,199,278 $           -
----------------------------------------------------------------------------------------------------------------
Establishment of MRDP                                   -            -              -   (1,033,203)            -

Compensation expense recognized
  for ESOP                                              -            -              -      284,160             -

Compensation expense recognized
  for MRDP                                              -            -              -      103,320             -

Valuation adjustment for MRDP trust
  receivable                                            -            -              -      (97,741)            -

Earnings on the executive deferred
  compensation plan                               (34,968)           -              -      (34,968)            -

Dividends paid ($ .22 per share)                        -            -              -     (363,688)            -

Net income                                              -            -              -      864,300       864,300

Net change in unrealized loss on
  securities available-for-sale, net of
  deferred taxes                                        -            -          2,668        2,668         2,668
                                              -----------   ----------  -------------  ----------- -------------
Balance, December 31, 1997                       (162,396)           -       (485,528)  23,924,126       866,968
                                                                                                   =============
Compensation expense recognized
  for ESOP                                              -            -              -      211,782             -

Compensation expense recognized
  for MRDP                                              -            -              -      206,640             -

Valuation adjustment for MRDP trust
  receivable                                            -            -              -       18,003             -

Net change in executive deferred
  compensation plan                                68,138            -              -       68,138             -

Dividends paid ($ .27 per share)                        -            -              -     (400,041)            -

Acquisition of 201,079 common                           -   (3,182,279)             -   (3,182,279)            -
  shares to be held as treasury stock

Net income                                              -            -              -      862,382       862,382

Net change in unrealized loss on securities
available-for-sale, net of deferred taxes               -            -         32,040       32,040        32,040
                                              -----------   ----------  -------------  ----------- -------------
Balance, December 31, 1998                        (94,258)  (3,182,279)      (453,488)  21,740,791      $894,422
                                                                                                   =============

 The notes to consolidated financial statements are an integral part of these statements.

                      CNS BANCORP, INC. AND SUBSIDIARIES

                 Years Ended December 31, 1997, 1998 and 1999

                                                  Common Stock
                                              ---------------------
                                                                        Additional                     Deferred       Deferred
                                                                         Paid-in        Retained     Compensation    Compensation
                                                Shares     Amount        Capital        Earnings         ESOP           MRDP
                                              ---------- ----------    -----------    -----------    ------------   ------------
Compensation expense recognized
--------------------------------------------------------------------------------------------------------------------------------
  for ESOP                                             -          -         29,027              -         131,277              -

Compensation expense recognized
  for MRDP                                             -          -              -              -               -        227,297

MRDP shares forfeited                                  -          -         (8,281)             -               -          8,281

Net change in executive
deferred compensation plan                             -          -              -              -               -              -

Dividends paid ($ .33 per share                        -          -              -       (441,975)              -              -

Acquisition of 33,760 common
  shares to be held as treasury stock                  -          -              -              -               -              -

Net income                                             -          -              -         63,434               -              -

Net change in unrealized loss
  on securities available-for-sale, net
  of deferred taxes                                    -          -              -              -               -              -
                                              ----------    -------    -----------    -----------       ---------      ---------
Balance, December 31, 1999                     1,653,125    $16,531    $16,142,402    $10,628,692       $(820,084)     $(487,665)
                                              ==========    =======    ===========    ===========       =========      =========

                                              Stock Held In
                                               Trust For
                                               Executive                 Accumulated
                                               Deferred                     Other                     (Memo)
                                              Compensation   Treasury   Comprehensive              Comprehensive
                                                 Plan          Stock       Income         Total       Income
                                              ------------  ----------  -------------  ----------- -------------
Compensation expense recognized
----------------------------------------------------------------------------------------------------------------
  for ESOP                                             -            -            -         160,304   $         -

Compensation expense recognized
  for MRDP                                             -            -            -         227,297             -

MRDP shares forfeited                                  -            -            -               -             -

Net change in executive
deferred compensation plan                       (36,329)           -            -         (36,329)            -

Dividends paid ($ .33 per share                        -            -            -        (441,975)            -

Acquisition of 33,760 common
  shares to be held as treasury stock                  -     (402,788)           -        (402,788)            -

Net income                                             -            -            -          63,434        63,434

Net change in unrealized loss
  on securities available-for-sale, net
  of deferred taxes                                    -            -      275,674         275,674       275,674
                                              ----------  -----------    ---------     -----------      --------
Balance, December 31, 1999                    $ (130,587) $(3,585,067)   $(177,814)    $21,586,408      $339,108
                                              ==========  ===========    =========     ===========      ========

 The notes to consolidated financial statements are an integral part of these statements.

                      CNS BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1997, 1998 and 1999

CASH FLOWS FROM OPERATING ACTIVITIES                                    1997              1998               1999
                                                                ------------------ ------------------ ------------------
 Net income                                                          $    864,300      $     862,382       $     63,434
 Adjustments to reconcile net income to net cash
   flows provided by operating activities:
     Compensation expense - ESOP                                          284,160            211,782            160,304
     Compensation expense - MRDP                                          103,320            206,640            227,297
     Amortization of premiums on                                           23,666             75,833             47,232
      securities available-for-sale
     Proceeds from the sale of loans held-for-sale                      1,523,816         18,899,608          8,358,384
     Origination of loans held-for-sale                                (1,057,990)       (20,112,977)        (6,562,829)
     Depreciation                                                         127,900            128,345            133,433
     Provision for losses on loans and real estate owned                    5,000             67,989             10,580
     Loss on sale of securities available-for-sale                              -             13,414            755,000
     Loss on sale of assets                                                     -                  -              9,112
     Gain on sales of loans held-for-sale                                 (17,714)          (106,958)           (28,480)
 Adjustments for (increases) decreases in operating
   assets and increases (decreases) in operating
   liabilities:
     Other assets                                                        (484,187)            16,677            212,492
     Accrued expenses and other liabilities                               115,055            (93,626)            72,027
     Income taxes receivable                                              184,568            112,065           (562,684)
                                                                -----------------  -----------------  -----------------

          Net cash provided by operating activities                     1,671,894            281,174          2,895,302
                                                                -----------------  -----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Loan (originations) payments, net of principal repayments             (1,545,170)        12,951,379          6,030,828
 Purchases of:
     Loans receivable                                                  (4,315,320)        (8,252,738)        (8,604,880)
     Securities available-for-sale                                     (2,401,243)        (2,050,000)        (3,609,385)
 Proceeds from maturity of:
     Securities available-for-sale                                      8,285,624          5,878,401          3,464,723
     Securities held-to-maturity                                                -            276,800                  -
 Proceeds from sales of securities available-for-sale                           -             91,585          5,130,000
 Purchase of real estate held for investment                             (897,543)           (11,390)                 -
 Proceeds from sales of real estate owned                                 244,748                  -             77,332
 Purchase of premises and equipment                                       (95,616)          (114,662)           (43,731)
                                                                -----------------  -----------------  -----------------
          Net cash (used) provided by investing
            activities                                                   (724,520)         8,769,375          2,444,887
                                                                -----------------  -----------------  -----------------

 The notes to consolidated financial statements are an integral part of these statements.

                 Years Ended December 31, 1996, 1997, and 1998

              CASH FLOWS FROM FINANCING ACTIVITIES                      1997               1998               1999
                                                                -----------------  ----------------  ------------------
Net (decrease) increase in deposits                                         2,379          (193,645)         (3,782,278)
Net increase (decrease) in borrowed funds                                 595,985           (25,002)            223,363

Net increase (decrease) in advance payments by
  borrowers                                                               (28,470)            5,458               6,444
Change in Company stock held in trust for executive                       (34,968)           68,138             (36,329)
  deferred compensation plan
Funding provided to MRDP trust                                         (1,200,000)                -                   -
Purchase of treasury stock                                                      -        (3,182,279)           (402,788)
Dividends                                                                (363,688)         (400,041)           (441,975)
                                                                -----------------  ----------------  ------------------

               Net cash (used) by financing activities                 (1,028,762)       (3,727,371)         (4,433,563)
                                                                -----------------  ----------------  ------------------
               Increase (decrease) in cash and cash
                equivalents                                               (81,388)        5,323,178             906,626

Cash and cash equivalents at beginning of year                          4,572,026         4,490,638           9,813,816
                                                                -----------------  ----------------  ------------------
Cash and cash equivalents at end of year                           $    4,490,638    $    9,813,816     $    10,720,442
                                                                =================  ================  ==================
Cash paid for:
     Interest                                                      $    3,831,630    $    3,606,418     $     3,235,888
     Income taxes                                                  $      235,328    $      577,128     $       419,590
Non-cash transactions:
     Valuation adjustment for MRDP trust receivable                $       97,741    $       18,003     $             -
     Transfer from loans receivable to foreclosed real
      estate                                                       $            -    $       51,000     $             -

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

Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Bank's wholly-owned subsidiary is Parity Insurance Agency, Inc. and its wholly-owned subsidiary is City National Real Estate, Inc. The Bank's subsidiaries have been relatively inactive in recent years, but are authorized to sell insurance products as well as develop and sell real estate.

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

Transfers of financial assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Earnings per share: Earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding, including committed ESOP shares and excluding treasury stock. Uncommitted ESOP shares and granted stock options are included in the weighted average number of common shares outstanding for computing diluted earnings per share.

Advertising: The Company expenses the production costs of advertising as incurred.

Comprehensive income: The Company adopted SFAS No. 130, Reporting Comprehensive Income, as of January 1, 1998. Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in net assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or stockholders' equity.

The Company has elected to report its comprehensive income in the consolidated statement of stockholders' equity. The only element of other comprehensive income that the Company has is the unrealized gain or losses on available-for-sale securities.

The components of other comprehensive income and related tax effects for the years ended are as follows:

                                                                      1997           1998            1999
                                                                    --------       ---------      ----------
Unrealized holdings gains (losses) on available-for-sale             $ 4,042        $ 35,131       $(295,541)
  securities
Reclassification adjustment for losses realized in income                  -          13,414         755,000
                                                                    --------       ---------      ----------
Net unrealized gain                                                    4,042          48,545         459,459
Tax effect                                                            (1,374)        (16,505)       (183,785)
                                                                    --------       ---------      ----------
Net-of-tax amount                                                    $ 2,668        $ 32,040       $ 275,674
                                                                    ========       =========      ==========

2.   SECURITIES

The amortized cost and fair values of investment securities at December 31 are as follows:

                                                                             Gross           Gross
                                                           Amortized      Unrealized      Unrealized         Fair
                          1998                               Cost            Gains          Losses           Value
                                                        ---------------  --------------  --------------  ---------------
Available-for-Sale
Mutual funds, which invest in adjustable rate
  mortgage-backed securities of U.S. government
  agencies and short-term government debt
  securities                                              $   5,885,000     $         -     $   575,000     $ 5,310,000
U.S. government and federal agency                            3,850,686          18,591               -       3,869,277
Mortgage-backed securities of U.S. government agencies        8,735,210           5,349         204,753       8,535,806
                                                        ---------------  --------------  --------------  ---------------
                                                          $  18,470,896     $    23,940     $   779,753     $17,715,083
                                                        ===============  ==============  ==============  ===============

                                                                             Gross           Gross
                                                           Amortized      Unrealized      Unrealized         Fair
                          1999                               Cost            Gains          Losses           Value
                                                        ---------------  --------------  --------------  ---------------
Available-for-Sale
FHLB certificate of deposit, 5.8% due 4/8/00              $   1,150,000     $         -     $         -     $ 1,150,000
U.S. government and federal agency                            4,507,238               -          37,828       4,469,410
Mortgage-backed securities of U.S. government agencies        7,026,089           3,087         261,616       6,767,560
                                                        ---------------  --------------  --------------  ---------------
                                                          $  12,683,327     $     3,087     $   299,444     $12,386,970
                                                        ===============  ==============  ==============  ===============

Gross realized and unrealized gains and losses on sales of securities available-for-sale for the year ended and as of December 31 were as follows:

                                                                      1997               1998               1999
                                                                ------------------   ---------------  -----------------
Gross realized gains                                                  $          -   $            -      $           -
Gross realized losses                                                            -          (13,414)          (755,000)
                                                                ------------------  ---------------  -----------------
          Net (loss) on sale of securities (Note 15)                  $          -   $      (13,414)     $    (755,000)

                                                                ==================  ===============  =================

Gross unrealized gains                                                $     33,551   $       23,937      $       3,087
Gross unrealized losses                                                   (842,767)        (779,753)          (299,444)
                                                                ------------------  ---------------  -----------------
          Net unrealized losses                                           (809,216)        (755,816)          (296,357)
Deferred tax asset (Note 7)                                                323,688          302,328            118,543
                                                                ------------------  ---------------  -----------------
          Unrealized loss on securities available-
           for-sale, net of deferred taxes                            $   (485,528)  $     (453,488)     $    (177,814)
                                                                ==================  ===============  =================

The amortized cost and fair value of securities available-for-sale at December 31, 1999, by contractual maturity are shown below. Expected maturities will differ from contractual maturities as securities may have the right to call or prepay with or without call or prepayment penalties.

Amounts maturing in:                                        Amortized Cost       Fair Value
                                                            --------------     -------------
One year or less                                            $    3,200,025     $   3,189,559
More than one year less than five years                          2,457,213         2,429,851
Mortgage-backed securities                                       7,026,088         6,767,560
                                                            --------------     -------------
                                                            $   12,683,326     $  12,386,970
                                                            ==============     =============

The investment in FHLB stock of $662,500 at December 31, 1998 and 1999 is recorded at cost and is considered a restricted asset.

The Bank has pledged certain mortgage-backed securities to secure advances from the FHLB. At December 31, 1998 and 1999, these pledged assets had a carrying value of $1,683,476 and $1,407,310 respectively.


3.   LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:

                                                                  1998              1999
                                                               -----------      ------------
Mortgage loans (principally conventional):
  One-to four-family residences                                $45,495,028      $ 45,213,880
  Other properties                                              13,007,630        13,001,467
  Construction loans                                             3,087,108         3,399,010
  Land                                                              69,176           132,949
                                                               -----------      ------------
                                                                61,658,942        61,747,306
Less:
  Undisbursed portion of mortgage loans                          2,239,218         2,377,346
  Net deferred loan-origination fees                                10,203            10,582
                                                               -----------      ------------
Net mortgage loans                                              59,409,521        59,359,378
                                                               -----------      ------------
Commercial loans                                                 1,156,858         3,193,067
                                                               -----------      ------------
Consumer and other loans:
  Automobile                                                       512,494           998,239
  Manufactured home                                                 46,234            44,737
  Share loans                                                      613,994           771,988
  Other                                                            370,609           314,831
                                                               -----------      ------------
                                                                 1,543,331         2,129,795
                                                               -----------      ------------
Net loans before allowance for loan losses                      62,109,710        64,682,240
Less allowance for loan losses                                     409,798           418,856
                                                               -----------      ------------
Loans receivable, net                                          $61,699,912      $ 64,263,384
                                                               ===========      ============

Loans held-for-sale of $1,767,075 and $0 at December 31, 1998 and 1999, respectively, are carried at cost, which approximated market value at year-end.

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                            1997        1998        1999
                                                         --------- ----------- -----------
Beginning balance                                         $382,449    $387,449    $409,798
Provision charged to income                                  5,000      62,889      10,580
Charge-offs                                                      -     (40,540)     (1,522)
                                                         --------- ----------- -----------
Ending balance                                            $387,449    $409,798    $418,856
                                                         ========= =========== ===========

Loans to directors and executive officers approximated $522,000 and $652,000 as of December 31, 1998 and 1999, respectively.

The following information relates to impaired loans as of and for the years ended December 31, 1998 and 1999:

                                                                                        1998         1999
                                                                                      --------     --------
Recorded investment in impaired loans for which a valuation allowance of $10,000      $ 19,270     $ 18,313
and $11,215 is provided for 1998 and 1999, respectively, based upon the measure of  the loan's fair value of underlying collateral

Recorded investment in impaired loans for which there is no need for a valuation       156,103      190,455
allowance, based upon the measure of the loan's fair value of underlying collateral
                                                                                      --------     --------
               Total recorded investment in impaired loans                            $175,373     $208,768
                                                                                      ========     ========
Average recorded investment in impaired loans                                         $156,302     $106,516
                                                                                      ========     ========

Interest income recognized for cash payments received on impaired loans during 1998 and 1999 totaled $10,466 and $19,303, respectively.


4.   ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31 is summarized as follows:

                                                                                        1998         1999
                                                                                    ----------     --------
Investment securities                                                                 $ 94,563     $112,777
Mortgage-backed securities                                                              65,473       50,869
Loans receivable and loans held-for-sale                                               401,139      411,237
                                                                                    ----------     --------
                                                                                      $561,175     $574,883
                                                                                    ==========     ========

5.   REAL ESTATE OWNED

Real estate owned consisted of the following at December 31:

                                                                               1998         1999
                                                                            ----------   ----------
Real estate acquired for investment                                         $  664,185   $  621,591
Foreclosed real estate held-for-sale                                            51,000            -
                                                                            ----------   ----------
                                                                               715,185      621,591
Allowance for losses                                                            (5,100)           -
                                                                            ----------   ----------
                                                                            $  710,085   $  621,591
                                                                            ==========   ==========

The real estate acquired for investment consisted of an equity interest in a joint venture engaged in the development of real estate which was fully acquired by the Company in 1999.

Income (loss) from real estate owned for the years ended December 31 is as follows:

                                                                   1997          1998       1999
                                                              -----------     --------     --------
Income (loss) from real estate owned, net                         $11,790      $(4,040)    $      -
Net loss on sale of real estate owned                                   -            -      (11,162)
                                                              -----------     --------     --------
                                                                  $11,790      $(4,040)    $(11,162)
                                                              ===========     ========     ========

The Company had a provision for loss on foreclosed real estate in the amount of $0, $5,100 and $0 in 1997, 1998, and 1999, respectively.

6.   PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

                                                                               1998          1999
                                                                           -----------   -----------
Land                                                                       $   237,356   $   237,356
Buildings                                                                    2,131,701     2,135,058
Furniture, fixtures and equipment                                              487,410       492,932
                                                                           -----------   -----------
                                                                             2,856,467     2,865,346
Accumulated depreciation                                                    (1,245,013)   (1,343,594)
                                                                           -----------   -----------
                                                                           $ 1,611,454   $ 1,521,752
                                                                           ===========   ===========

Depreciation expense for the years ended December 31, 1997, 1998, 1999 totaled $127,900, $128,345, and $133,433, respectively.

7.   INCOME TAXES

The Company and its subsidiaries file consolidated federal income tax and individual state tax returns on a calendar year basis. Historically, the Bank was allowed a special bad-debt deduction based on a percentage of taxable income or on specified experience formulas. The Small Business Job Protection Act of 1996 (Act) repealed the percentage of taxable income method of computing bad debt deductions for tax years beginning after December 31, 1995. Effective 1996, the Bank was required to compute its bad debt deduction based on specified experience formulas. The Act also required the Bank to bring into taxable income post-1987 tax bad debt reserves. Tax on this income will be payable over a six year period beginning in 1998 and is included in deferred taxes in the accompanying consolidated statements of financial condition.

Generally accepted accounting principles allow an exception to providing a deferred tax liability on bad debt reserves for tax purposes of qualified thrift lenders such as the Bank that arose in fiscal years beginning before December 31, 1987. Such bad debt reserve for the Bank amounted to approximately $2,932,000 with an income tax effect of approximately $997,000 at December 31, 1999. This bad debt reserve would become taxable if the Bank does not maintain certain qualifying assets as defined, if the reserve is charged for other than bad debt losses, if the Bank does not maintain its thrift charter, or in the event of a merger, if the surviving entity is not a bank. However, in the event of a merger, if the surviving entity is not a thrift, a deferred tax liability would have to be provided on such bad debt reserve which arose in fiscal years beginning before December 31, 1987. No deferred taxes for such bad debt reserve have been included in these financial statements.

Income taxes receivable (payable) at December 31 are summarized as follows:

                                                         1998          1999
                                                      ---------     ---------
Current                                               $(166,105)    $  56,061
Deferred                                                332,461       489,196
                                                      ---------     ---------
          Income taxes receivable                     $ 166,356     $ 545,257
                                                      =========     =========

At December 31, 1999 and 1998, a valuation allowance wasn't needed for deferred income taxes.

The consolidated provision (benefit) for income taxes consisted of the following for the years ended December 31:

                                           1997          1998         1999
                                         --------      --------     ---------
Federal:
  Current                                $293,982      $397,793     $ 306,557
  Deferred                                111,541       123,542      (340,520)
                                         --------      --------     ---------
                                          405,523       521,335       (33,963)
State:
  Current                                  39,741        65,679        74,652
                                         --------      --------     ---------
       Provision for income taxes        $445,264      $587,014     $  40,689
                                         ========      ========     =========

Differences between the statutory federal income tax rates and the effective tax rates are summarized as follows:

                                                                        1997     1998     1999
                                                                     --------  -------  --------
     Statutory federal income tax rates                                 34.0%    34.0%    34.
     Increase (decrease) resulting from:
          State income taxes, net of federal tax benefit                 6.2%     4.8%     6.7%
          Tax-exempt interest                                           (1.4)%   (0.8)%   (1.9)%
          Other                                                         (4.8)%    2.5%     0.3%
                                                                     -------   ------   ------
                                                                        34.0%    40.5%    39.1%
                                                                     =======   ======   ======

The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax asset at December 31 relate to the following:

                                                                           1998            1999
                                                                        ----------     ------------
Deferred tax assets:
 Allowances for losses on loans                                         $   95,126         $116,535
 Deferred compensation                                                      46,464           65,847
 Unrealized loss on securities available-for-sale (Note 2)                 302,328          118,543
 Contribution carryforward                                                 276,430          261,422
 Capital loss carryforward                                                       -          317,546
 Other                                                                      21,253           43,558
                                                                        ----------     ------------
                   Total deferred tax assets                               741,601          923,451
                                                                        ----------     ------------
Deferred tax liabilities:
 FHLB stock dividends                                                      127,305          138,141
 Cash/accrual differences                                                    7,492            5,806
 Involuntary conversion                                                    166,684          174,141
 Mortgage servicing rights                                                 107,659          116,167
                                                                        ----------     ------------
                   Total deferred tax liabilities                          409,140          434,255
                                                                        ----------     ------------
                   Net deferred tax asset                               $  332,461         $489,196
                                                                        ==========     ============

8.   OTHER ASSETS

Other assets at December 31 are summarized as follows:

                                                                           1998               1999
                                                                        ----------        -----------
Mortgage servicing rights, net (Note 9)                                   $277,757           $276,200
Equity interest in joint venture partnership (residential                  219,616                  -
  construction)
Deferred directors fees                                                    101,067            102,899
Miscellaneous                                                               94,749             89,940
                                                                        ----------        -----------
                                                                          $693,189           $469,039
                                                                        ==========        ===========

9.   LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of mortgage loans serviced for others was $33,065,560 and $36,190,419 at December 31, 1998 and 1999, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing were $29,206 and $21,525 at December 31, 1998 and 1999, respectively.

Activity of mortgage servicing rights (MSR's) for the years ended December 31 was as follows:

                                                       1998           1999
                                                     --------       --------
Beginning balance                                    $ 33,156       $277,757
MSR's capitalized (Note 15)                           251,747         51,171
Amortization of MSR's                                  (7,146)       (52,728)
                                                     --------       --------
Ending balance                                       $277,757       $276,200
                                                     ========       ========

The unamortized balance approximates the fair value at December 31, 1998 and 1999, respectively, and is included in other assets in the accompanying consolidated statement of financial condition.


10.  DEPOSITS

Deposits at December 31 are summarized as follows:

                                                         1998            1999
                                                     -----------      ----------
Demand deposits                                      $   945,322      $ 1,213,60
Savings deposits                                      17,092,782       16,990,73
Time deposits                                         54,651,061       50,702,55
                                                     -----------      ----------
                                                     $72,689,165      $68,906,88
                                                     ===========      ==========

The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was approximately $2,755,000 and $2,375,000 at December 31, 1998 and 1999, respectively. The portions of deposits which exceed $100,000 are not federally insured.

At December 31, 1999, scheduled maturities of time deposits are as follows:

                                                   Year Ending December 31,
                                 ------------------------------------------------------------
Interest Rates:                      2000        2001        2002        2003        Total
                                 -----------  ----------  ----------  ----------  -----------
         0.0 to 3.99%            $    10,000  $        -  $        -  $        -  $    10,000
         4.0 to 4.99%             21,683,168   3,069,949     574,498   1,129,249   26,456,864
         5.0 to 5.99%             15,409,839   5,466,787   1,925,703     924,616   23,726,945
         6.0 to 6.99%                334,335     174,407           -           -      508,742
                                 -----------  ----------  ----------  ----------  -----------
                                 $37,437,342  $8,711,143  $2,500,201  $2,053,865  $50,702,551
                                 ===========  ==========  ==========  ==========  ===========

11.  BORROWED FUNDS

Borrowed funds at December 31 are summarized as follows:

                                                                                   1998               1999
                                                                                 --------           --------
Advance from FHLB,  6.35% fixed interest rate due 10/03/12 with an               $570,983           $544,346
  original principal amount of $600,000
Advance from FHLB, 5.62% fixed interest rate due 01/10/00                               -            250,000
                                                                                 --------           --------
                                                                                 $570,983           $794,346
                                                                                 ========           ========

Information concerning advances from the FHLB is summarized as follows:

                                                                                   1998               1999
                                                                                 --------           --------
Average balance during the year                                                  $583,615           $568,221
Maximum month end balance during the year                                        $594,973           $794,346
Weighted average interest rate during the year                                       6.51%              6.33%

Interest expense on borrowed funds for the years ended December 31 is summarized as follows:

                                                              1997             1998             1999
                                                            --------         -------          -------
Advances from the FHLB                                       $10,298         $37,638          $35,980
                                                            ========         =======          =======

The Bank has signed a blanket pledge agreement with the FHLB under which it can draw advances of unspecified amounts from the FHLB. The Bank pledges mortgage-backed securities to secure such advances.

The following represents amounts due on the advances from the FHLB as of December 31, 1999:

          2000                                 $278,378
          2001                                   30,233
          2002                                   32,212
          2003                                   34,316
          2004                                   36,559
          Thereafter                            382,648
                                               --------
                                               $794,346
                                               ========

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tangible, Tier I, and Risk-based capital (as defined in the regulations). Management believes, as of December 31, 1999, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998 and 1999, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. A well-capitalized institution significantly exceeds the required minimum level for each relevant capital measure. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                     (Dollars in thousands)

                                                                                                   To Be Well
                                                                                                 Capitalized For
                                                                      Minimum For Capital       Prompt Corrective
                                                   Actual              Adequacy Purposes        Action Provisions
                                          -----------------------  ------------------------- -----------------------
                                            Ratio        Amount      Ratio       Amount        Ratio       Amount
                                          ----------  ------------ ---------  -------------- ---------  ------------
As of December 31, 1998:

         Stockholders' equity, and ratio
           to total assets                    20.3%        $19,026
                                          ========
         Unrealized loss on securities
          available-for-sale                                   453
                                                      ------------
         Tangible capital, and ratio to
          adjusted total assets               20.7%        $19,479    1.5%            $1,415
                                          ========    ============ ======     ==============
         Tier 1 (core) capital, and
          ratio to adjusted total assets      20.7%        $19,479    4.0%            $3,772      5.0%          $4,715
                                          ========    ============ ======     ============== ========   ==============
         Tier 1 capital, and ratio to
          risk-weighted assets                40.9%        $19,479                                6.0%          $2,857
                                          ========                                           ========   ==============
         Allowance for loan and lease
          losses                                               398
                                                      ------------
         Total risk-based capital, and
          ratio to risk-weighted assets       41.7%        $19,877    8.0%            $3,809     10.0%          $4,761
                                          ========    ============ ======    =============== ========   ===============
         Total assets                                      $93,849
                                                      ============
         Adjusted total assets                             $94,302
                                                      ============
         Risk-weighted assets                              $47,613
                                                      ============

                                                                                                   To Be Well
                                                                                                 Capitalized For
                                                                      Minimum For Capital       Prompt Corrective
                                                   Actual              Adequacy Purposes        Action Provisions
                                          ------------------------ ------------------------- -----------------------
                                            Ratio        Amount      Ratio       Amount        Ratio       Amount
                                          ----------  ------------ ---------  -------------- ---------  ------------
As of December 31, 1998:

         Stockholders' equity, and ratio
           to total assets                    19.9%        $17,734
                                          ========
         Unrealized loss on securities
          available-for-sale                                   178
                                                      ------------
         Tangible capital, and ratio to
          adjusted total assets               20.1%        $17,912    1.5%            $1,340
                                          ========    ============ ======     ==============
         Tier 1 (core) capital, and
          ratio to adjusted total assets      20.1%        $17,912    4.0%            $3,573      5.0%          $4,466
                                          ========    ============ ======     ============== ========   ==============
         Tier 1 capital, and ratio to
          risk-weighted assets                35.3%        $17,912                                6.0%          $3,044
                                          ========                                           ========   ==============
         Allowance for loan and lease
          losses                                               408
                                                      ------------
         Total risk-based capital, and
          ratio to risk-weighted assets       36.1%        $18,320    8.0%            $4,059     10.0%          $5,074
                                          ========    ============ ======    =============== ========   ===============
         Total assets                                      $89,142
                                                      ============
         Adjusted total assets                             $89,320
                                                      ============
         Risk-weighted assets                              $50,736
                                                      ============

13.  CONVERSION TO STOCK OWNERSHIP

On December 19, 1995, the Board of Directors of the Bank adopted a plan of conversion pursuant to which the Bank converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank with the concurrent formation of the holding company which acquired all of the common stock of the Bank. On June 10, 1996, the Company sold 1,653,125 shares of common stock at $10 per share to eligible purchasers, including depositors of the Bank. Total proceeds from the conversion, after deducting conversion expenses of $531,424, were $15,999,826 and are reflected as common stock and additional paid-in capital in the accompanying consolidated statements of financial condition. The Company utilized $7,999,913 of the net proceeds to acquire all of the common stock of the Bank. The Company was also authorized to issue 1,000,000 shares of $.01 par value preferred stock. As of December 31, 1999, no shares of preferred stock have been issued.

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

As of December 31, 1999, the accrual of future benefits was frozen by plan amendment. The suspension of plan benefits resulted in a curtailment gain of $93,000 based upon actuarial calculations of the benefit obligation at December 31, 1999.

The following table sets forth the plan's funded status at the plan's year end of December 31:

                                                                              (Dollars in thousands)
                                                                             1998               1999
                                                                           --------            -------
Change in benefit obligation:
  Benefit obligation at beginning of year                                  $   607             $  751
     Service cost                                                               60                 63
     Interest cost                                                              45                 48
     Actuarial loss (gain)                                                     (47)                (3)
     Benefits paid                                                              (2)               (21)
     Change due to suspension of plan benefits (curtailment gain)                -                (93)
     Change in actuarial assumptions for discount rate and long term
       rate of return                                                           88                  -
                                                                           -------             ------
  Benefit obligation at end of year                                        $   751             $  745
                                                                           =======             ======

Change in plan assets:
  Fair value of plan assets at beginning of year             $  559      $  635
     Actual return on plan assets                                22          30
     Employer contribution                                       56          63
     Benefits paid                                               (2)        (21)
                                                             ------      ------
  Fair value of plan assets at end of year                   $  635      $  707
                                                             ======      ======

Funded status:
  Funded status at December 31                               $ (116)     $  (38)
  Unrecognized net actuarial (gain)                             (39)       (122)
  Unrecognized transition amount                                 97          86
                                                             ------      ------
  (Accrued) pension cost                                     $  (58)     $  (74)
                                                             ======      ======

The components of net periodic pension cost for each of the years ended December 31 were as follows:

                                                               (Dollars in thousands)
                                                          1997           1998        1999
                                                        --------       --------     -------
     Service cost                                       $     57       $     60     $    63
     Interest cost on projected benefit obligation            38             45          48
     Expected return on plan assets                          (39)           (39)        (43)
     Asset (gain) or loss                                    (19)            17          13
     Net amortization and deferral                            27             (6)         (2)
                                                        --------       --------     -------
               Net periodic pension cost                $     64       $     77     $    79
                                                        ========       ========     =======

Actuarial assumptions were as follows for the years ended December 31:

                                                       1997         1998      1999
                                                      ------       ------    -------
Weighted-average discount rate                         7.00%        6.50%      6.50%
Expected long term rate of return                      7.25%        6.50%      6.50%
Rate of increase in future compensation levels         3.50%        3.50%      3.50%

Executive deferred compensation plan: The Bank maintains a non-qualified deferred compensation plan for a select group of management employees. Under the plan, eligible employees may elect to defer up to 30% of annual compensation. The Bank credits employee deferrals with interest based on the Bank's rate for a certificate of deposit with a term of one year, as well as changes in values of assets set aside in a revocable trust established in 1996. Upon termination of employment, the balance of the employee's deferred compensation account is distributable in a lump sum or in installments over a number of years specified by the employee. At December 31, 1998 and 1999, the Bank had an accrued liability with respect to the plan of $119,881 and $156,334, respectively.

Employee stock ownership plan: In conjunction with the Bank's conversion, the Company formed an ESOP which covers substantially all employees with more than one year of employment, who have completed 1,000 hours of service, and who have attained the age of 21. The ESOP borrowed $1,322,500 from the Company and purchased 132,250 common shares, equal to 8% of the total number of shares issued in the conversion. The ESOP debt is secured by shares of the Company. The Bank will make scheduled discretionary contributions to the ESOP sufficient to service the debt. The balance outstanding on this debt was $1,032,453 and $923,896 at December 31, 1998 and 1999, respectively. As the debt is paid down, the number of shares to be released from serving as collateral is computed as the ratio of the current principal and interest paid to the estimated total principal and interest to be paid. Deferred compensation relating to the ESOP was $951,361 and $820,084 at December 31, 1998 and 1999, respectively, and is reported as a reduction of stockholders' equity. Compensation expense totaled $284,160, $211,782 and $160,304 for 1997, 1998 and 1999, respectively.

During 1997, all dividends on unallocated ESOP shares were used to reduce the ESOP debt. During 1998 and 1999, all dividends on unallocated ESOP shares were paid to the ESOP for future distribution to plan participants.

The following is a summary of ESOP shares at December 31:

                                                            1998               1999
                                                        ----------         ----------
     Allocated shares                                       36,589             45,617
     Uncommitted shares                                     95,136             82,008
                                                        ----------         ----------
          Total ESOP shares                                131,725            127,625
                                                        ==========         ==========
          Fair value of uncommitted shares              $1,064,334         $1,271,124
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

Management recognition and development plan: In conjunction with the Bank's conversion, the Company formed an MRDP which is authorized to award 4% of the total shares of common stock issued in the conversion. During 1997, a trust was established to purchase the MRDP shares from the open market with $1,200,000 in funds transferred from the Company. The trust was revocable by the Company upon completion of its intended purpose. As of December 31, 1997, 48,025 shares had been purchased by the trust with 18,100 shares still to be acquired. As of December 31, 1998, all 66,125 shares have been purchased and the trust has been terminated.

As of December 31, 1998 and 1999, the Company had awarded a total of 66,125 shares of common stock to directors and employees in key management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. As of December 31, 1998 and 1999, there were no common shares remaining to be awarded under the Plan.

Deferred compensation, representing the shares' fair market value at the date of award, is charged to income on a straight-line basis over the five year vesting period as the Bank's directors and employees perform the related future services. The unamortized balance of $723,243 and $487,665 as of December 31, 1998 and 1999, respectively, is reflected as a reduction of stockholders' equity. The Company recognized $103,320, $206,640 and $227,297 as compensation and benefits expense relating to this plan for the years ended December 31, 1997, 1998 and 1999 respectively.

Stock option and incentive plan: In conjunction with the Bank's conversion, the Company established a stock option and incentive plan for the benefit of directors and employees of the Company and Bank. The plan became effective upon its adoption by the Board of Directors of the Company and approval of the plan by the stockholders' of the Company in June, 1997. The number of authorized but unissued shares reserved under the plan is 165,313. Granted stock options are regarded as common stock equivalents and are considered in earnings per share calculations. At both December 31, 1998 and 1999, no options have been exercised nor stock issued for this plan.

The stock options may be either incentive stock options or nonqualified stock options. Incentive stock options can be granted only to participants who are employees of the Company or its subsidiaries. The exercise price of an incentive stock option must not be less than the market value of the Company's stock on the date of the grant. All options expire no later than 10 years from the date of grant. The options vest at the rate of 20% per year over a five-year period.

A summary of the status of the plan at December 31, 1997, 1998 and 1999 is presented below:

                                               1997                        1998                        1999
                                    --------------------------- --------------------------- ----------------------------
                                       Shares      Weighted        Shares      Weighted        Shares       Weighted
                                                    Average                     Average                     Average
                                                   Exercise                    Exercise                  Exercise Price
                                                     Price                       Price
                                    ------------  ------------- ------------  ------------- ------------ ---------------
     Stock options:
     Outstanding, January 1                    -                     132,590    $   15.625       132,590    $    15.625

              Granted                    132,590   $   15.625              -                           -

              Exercised                        -                           -                           -

              Forfeited                        -                           -                           -
                                    ------------                ------------                ------------
     Outstanding, December 31            132,590   $   15.625        132,590    $   15.625       132,590    $    15.625
                                    ============                ============                ============
     Options exercisable,
     December 31                               -                      26,518                      57,995
                                    ============                ============                ============

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                                      1997               1998               1999
                                                                ------------------ ------------------ -----------------
     Expected dividend yield                                                1.75%              3.00%              3.60%
     Risk-free interest rate                                                5.63%              5.63%              6.43%
     Expected life of options                                             5 years            5 years            5 years
     Expected volatility                                                    0.195              0.219              0.264

The following table summarizes information about stock options under the plan outstanding at December 31, 1999:

                               Options Outstanding                      Options Exercisable
                        ------------------------------------- ------------------------------------
       Range of             Number           Remaining             Number           Exercise
    Exercise Prices      Outstanding     Contractual Life        Exercisable          Price
----------------------- ------------- ----------------------- ----------------- ------------------
        $15.625            132,590           7.5 years             57,995            $15.625

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans, and no compensation cost has been recognized for the plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by approximately $58,000 and $65,000 for 1998 and 1999 and basic and diluted earnings per share would each have decreased by $.04 and $.05 for 1998 and 1999, respectively. The effects of applying this statement for either recognizing compensation cost or providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years because options vest over several years.

Executive employment agreement: Under an employment agreement with the President and Chief Executive Officer, the Company and the Bank will provide severance payments in the event of an involuntary termination of employment in connection with a change in control of the Company, as defined in the contract. If the employment of the President and Chief Executive Officer were to be terminated as of December 31, 1999 pursuant to a change in control, he would be entitled to receive a severance payment amounting to approximately $408,000.

Stock held in trust for executive deferred compensation plan: The Bank holds 8,425 shares of the Company's common stock in a revocable trust as assets set aside for the Bank's executive deferred compensation plan. Such stock is recorded at its fair value and, combined with miscellaneous cash funds in the trust, results in a value of $94,258 and $130,587 as of December 31, 1998 and 1999, respectively, which is reported as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition.


15.  NET GAIN (LOSS) ON SALE OF ASSETS

Net gain (loss) on sale of assets for each of the years ended December 31 is summarized as follows:

                                                                    1997            1998            1999
                                                               -------------   -------------   ------------
     Net (loss) on sale of securities (Notes 2 and 20)           $       -       $ (13,414)     $ (755,000)
     Net gain on sale of loans held-for-sale                        17,714         106,952          28,480
     Capitalized mortgage servicing rights (Note 9)                      -         251,747          51,171
     Net gain on sale of other assets                                    -               -           2,050
                                                               -----------     -----------     -----------
                                                                 $  17,714       $ 345,285      $ (673,299)
                                                               ===========     ===========     ===========

16.  OTHER NON-INTEREST INCOME AND EXPENSES

Other non-interest income and expense amounts are summarized as follows for each of the years ended December 31:

                                                              1997         1998         1999
                                                           ---------     --------     --------
Other non-interest income:
     Banking service charges and other fees                  $59,904      $64,658      $92,428
     Loan late charges                                        15,629       13,513       10,793
     Commission income                                         6,433        5,041        3,865
     Other miscellaneous                                      25,093       13,065       22,071
                                                           ---------     --------     --------
                                                            $107,059      $96,277     $129,157
                                                           =========     ========     ========

                                                       1997          1998         1999
                                                    ----------    ----------   ----------
Other non-interest expense:
  Stationery, printing and other supplies             $ 54,425      $ 53,803     $ 58,730
  Telephone and postage                                 41,729        41,041       48,563
  Insurance and surety bond premiums                    34,757        26,403       28,567
  Professional fees                                     72,650        85,294      253,299
  Supervisory examinations                              29,962        30,116       28,607
  Other operating expenses                             177,849       154,558      139,844
  Data processing                                      136,904       144,107      154,383
  Advertising and promotions                           111,190       108,379      100,062
                                                    ----------    ----------   ----------
                                                      $659,466      $643,701     $812,055
                                                    ==========    ==========   ==========

17.  EARNINGS PER SHARE

Earnings per share (EPS) for the years ended December 31, 1997, 1998 and 1999, were calculated as follows:

                                         1997                          1998                          1999
                             ---------------------------  ----------------------------   -----------------------------
                                 Weighted                      Weighted                     Weighted
                                 Average                       Average                       Average
                                  Shares       Per-share        Shares       Per-share       Shares        Per-share
                              (denominator)      amount     (denominator)     amount      (denominator)     amount
                             ----------------  ---------  -----------------  ---------   ---------------   -----------
Basic EPS                           1,536,096    $0.56            1,499,045    $0.58           1,337,595     $0.05
                                               =========                     =========                     ===========

Effect of dilutive shares
  Unallocated ESOP shares             117,029                       102,234                       89,106
  Stock options                         4,534                         2,804                            -
                             ----------------              ----------------              ---------------

Diluted EPS                         1,657,659    $0.52            1,604,083    $0.54           1,426,701     $0.05
                             ================  =========   ================  =========   ===============   ===========

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

At December 31, 1999, the Company had approximate outstanding commitments to originate loans of $3,172,000. Fixed rate loan commitments were $383,000 in first mortgage loans committed at interest rates ranging from 8.0% to 8.5%. Variable-rate loan commitments were $412,000 in first mortgage loans with interest rates ranging from 7.0% to 8.5%. Unfunded portions of construction loans were $2,377,000 with interest rates ranging from 8.0% to 8.5%.

Other commitments, as of December 31, 1999, are summarized as follows:

          Home equity lines of credit              $  437,100
          Overdraft lines of credit                   155,543
          Commercial lines of credit                  593,657
                                                   ----------
                                                   $1,186,300
                                                   ==========

Fair value estimates, methods and assumptions for the Company's financial instruments are set forth below, as of December 31:

                                                                              (Dollars in thousands)
                                                                       1998                           1999
                                                           ------------------------------ ---------------------------
                                                              Carrying         Fair          Carrying         Fair
                FINANCIAL ASSETS                               Amount         Value           Amount         Value
                                                           ------------   ------------    ------------  -------------
     Cash and due from depository institutions              $    9,814     $    9,814      $   10,720    $    10,720
     Mutual funds                                                5,310          5,310               -              -
     Investment securities                                       3,869          3,869           5,619          5,619
     Mortgage-backed securities                                  8,536          8,536           6,768          6,768
     Stock in FHLB                                                 663            663             663            663
     Loans held-for-sale, net                                    1,767          1,767               -              -
     Loans receivable, net                                      61,700         62,959          64,263         64,089
     Accrued interest receivable                                   561            561             575            575

              FINANCIAL LIABILITIES

     Transaction accounts                                   $   18,038     $   18,038      $   18,204    $    18,204
     Certificates of deposit                                    54,651         55,124          50,703         50,611
     Borrowed funds                                                571            571             794            794
     Advances from borrowers for taxes and insurance                34             34              41             41
     All other liabilities                                         365            365             437            437

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

Condensed Statements of Financial Condition
December 31, 1998 and 1999

                                                                                         (Dollars in thousands)
                                                                                        1998             1999
                                                                                   -----------      -------------
                       ASSETS

     Cash and due from depository institutions                                     $       495        $       760
     Securities available-for-sale                                                           -              1,150
     Investment in subsidiary                                                           19,026             17,734
     Other assets                                                                        2,220              1,942
                                                                                   -----------        -----------
     Total assets                                                                  $    21,741        $    21,586
                                                                                   ===========        ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY

     Accrued liabilities                                                           $         -                  -
     Stockholders' equity                                                               21,741             21,586
                                                                                   -----------        -----------
     Total liabilities and stockholders' equity                                    $    21,741        $    21,586
                                                                                   ===========        ===========


Condensed Statements of Income
For the years ended December 31, 1997, 1998 and 1999

                                                                                      (Dollars in thousands)
                                                                                    1997          1998         1999
                                                                                ----------    -----------  ------------
     Income
     Interest from securities available-for-sale                                $     156     $      113      $      45
     Other interest                                                                   197            103             87
     Other non-interest income                                                          5              3             11
                                                                                ---------     ----------      ---------
                                                                                      358            219            143
     Expenses                                                                         258            379            537
                                                                                ---------     ----------      ---------
     Income (loss) before income taxes and equity in undistributed
       earnings of subsidiary                                                         100           (160)          (394)
     (Provision) benefit for income taxes                                             (40)            64            149
     Equity in undistributed earnings of subsidiary                                   804            958            308
                                                                                ---------     ----------      ---------
     Net income                                                                 $     864     $      862      $      63
                                                                                =========     ==========      =========

Condensed Statements of Cash Flows
For the years ended December 31, 1997, 1998 and 1999

                                                                                        (Dollars in thousands)
                                                                                    1997           1998          1999
                                                                                  --------       --------      --------
  Cash Flows From Operating Activities
     Net income                                                                   $    864       $    862      $     63
     Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
       Equity in undistributed earnings of subsidiary                                 (804)          (957)         (308)
       Accretion of discounts on securities available-for-sale                          (8)             -             -
       Compensation expense - MRDP                                                     103            207           235
       Change in other assets                                                       (1,116)            87           161
       Change in accrued liabilities                                                   (89)            (7)            -
       Change in due to subsidiary                                                  (1,368)             -             -
                                                                                  --------       --------      --------
          Net cash provided (used) by operating activities                          (2,418)           192           151
                                                                                  --------       --------      --------
 Cash Flows From Investing Activities
     Dividends received from subsidiary                                                  -            800         2,000
     Purchases of securities available-for-sale                                          -              -        (1,150)
     Maturities of securities available-for-sale                                     2,900          1,201             -
                                                                                  --------       --------      --------
          Net cash provided by investing activities                                  2,900          2,001           850
                                                                                  --------       --------      --------
 Cash Flows From Financing Activities
     Payment received on loan to ESOP (other asset)                                    117            100           109
     Funding provided to MRDP trust                                                 (1,200)             -             -
     Purchase of treasury stock                                                          -         (3,182)         (403)
     Dividends paid                                                                   (364)          (400)         (442)
                                                                                  --------       --------      --------
          Net cash (used) by financing activities                                   (1,447)        (3,482)         (736)
                                                                                  --------       --------      --------
          Net change in cash and cash equivalents                                     (965)        (1,289)          265
     Cash and cash equivalents, beginning of period                                  2,749          1,784           495
                                                                                  --------       --------      --------
     Cash and cash equivalents, end of period                                     $  1,784       $    495      $    760
                                                                                  ========       ========      ========
 Supplemental Disclosure of Non-Cash Transactions:
     Write down of MRDP trust receivable after establishment
      of the MRDP                                                                 $     98       $     18      $      -
                                                                                  ========       ========      ========

20.  AGREEMENT AND PLAN OF MERGER

The Board of Directors of the Company entered into an agreement and plan of merger with Exchange National Bancshares, Inc. (ENB) and ENB Holdings, Inc. on October 27, 1999. The terms of the agreement provide that each share of the Company's common stock issued and outstanding at the time of the merger shall be converted to $8.80 in cash and 0.15 of a share of ENB common stock. Management believes that the effective date of the merger will be approximately June 2000.

The agreement contains various financial and ownership conditions which have to be maintained by the Company at the effective date of the merger for the agreement to be binding. Terms of the agreement required the Bank to sell all mutual fund shares it owned as soon as practicable after the agreement was signed. Accordingly, such shares were sold during the fourth quarter of 1999 with the Company realizing a loss on the sale of $755,000 (see Notes 2 and 15). If the Company terminates the agreement to accept a better offer or if, after another party proposes to acquire the Company, the stockholders fail to approve the agreement and within twelve months the Company enters into a merger agreement with a third party, the Company will pay a termination fee of $1,000,000 to ENB. These financial statements include no provision for such termination fee, nor for any other merger costs to be incurred.


21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly data for each quarter is presented below for the years ended December 31, 1998 and 1999.

                                                                  (Dollars in thousands, except per share data)
                                                             March 31,       June 30,      September 30,     December 31,
                                                               1998           1998             1998             1998
                                                            -----------  --------------  ---------------- --------------
Total interest income                                       $  1,742        $   1,731       $    1,708       $    1,700
Total interest expense                                           885              917              914              894
                                                            --------        ---------       ----------       ----------
Net interest income                                              857              814              794              806
(Benefit) provision for loan losses                               14                -               38               11
                                                            --------        ---------       ----------       ----------
Net interest income after provision for                          843              814              756              795
  loan losses
Total non-interest income                                        145              141              108              176
Total non-interest expense                                       574              619              561              575
                                                            --------        ---------       ----------       ----------
Income before income taxes                                       414              336              303              396
Provision for income taxes                                       165              133              123              166
                                                            --------        ---------       ----------       ----------
Net income                                                  $    249        $     203       $      180       $      230
                                                            ========        =========       ==========       ==========
Earnings per share                                          $   0.16        $    0.13       $     0.12       $     0.17
                                                            ========        =========       ==========       ==========
Diluted earnings per share                                  $   0.15        $    0.12       $     0.11       $     0.16
                                                            ========        =========       ==========       ==========

                                                            March 31,        June 30,      September 30,    December 31,
                                                              1998             1998            1998             1998
                                                            -----------   ------------   ---------------  -------------
Total interest income                                       $  1,622         $  1,591         $  1,549         $  1,591
Total interest expense                                           840              813              791              788
                                                            --------      -----------         --------         --------
Net interest income                                              782              778              758              803
(Benefit) provision for loan losses                              (25)               4               (4)              81
                                                            --------       ----------         --------         --------
Net interest income after provision for                          807              774              762              722
  loan losses
Total non-interest income (loss)                                 125               73               48             (731)
Total non-interest expense                                       582              612              609              703
                                                            --------         --------         --------         --------
Income (loss) before income taxes                                350              235              201             (712)
Provision (benefit) for income taxes                             140               94               80             (303)
                                                            --------         --------         --------         --------
Net income (loss)                                           $    210         $    141         $    121         $   (409)
                                                            ========         ========         ========         ========
Earnings (loss) per share                                   $   0.16         $   0.11         $   0.09         $  (0.31)
                                                            ========         ========         ========         ========
Diluted earnings (loss) per share                           $   0.15         $   0.10         $   0.09         $  (0.31)
                                                            ========         ========         ========         ========