Form 10QSB
period 2000-03-31
CNS BANCORP INC
filed 2000-05-12
CIK 1009670

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                  450 5TH STREET, N.W.
                 WASHINGTON, D.C. 20549

                      FORM 10-QSB

     (Mark One)
                  X      QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934

     For the quarterly period ended March 31, 2000

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

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.
          Class                         Outstanding May 01,
     2000
     Common Stock, par value $.01 per share      1,418,286 Shares


                                              CNS BANCORP, INC. AND
     SUBSIDIARY

                      FORM 10-QSB

          FOR THE QUARTER ENDED MARCH 31, 2000

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

                CNS BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                         (Unaudited)
   ASSETS              March 31, 2000 December 31,1999
Cash and due from depository institutions        $  8,898,557   $10,720,442
Securities available-for-sale               $10,834,163    $12,386,970
Stock in Federal Home Loan Bank             $     662,500  $     662,500
Loans receivable, net                   $66,198,739    $64,263,384
Accrued interest receivable             $     670,693  $     574,883
Real estate owned, net                  $     621,591  $     621,591
Premises and equipment, net             $  1,488,450   $  1,521,752
Income tax receivable                   $     523,448  $     545,257
Other assets                      $     454,355  $     469,039

       Total assets                  $90,352,496    $91,765,818


            LIABILITIES AND  STOCKHOLDERS' EQUITY


Deposits                     $67,589,730    $68,906,887
Borrowed funds                          $     537,420  $     794,346
Advances from borrowers for
 taxes and insurance                      $       99,027 $       40,731
Accrued expenses and other liabilities      $     411,581  $     437,446

Total liabilities                   $68,637,758    $70,179,410

Common stock                      $        16,531      $       16,531
Additional paid-in-capital                  $ 16,160,025   $16,142,402
Retained earnings, substantially restricted      $ 10,657,760   $10,628,692
Deferred compensation-ESOP                 ($ 787,265)    ($820,084)
Deferred compensation -MRDP                 ($436,004)    ($487,665)
     Investments held in trust for
Exec Def Comp Plan                               ($128,481)        ($130,587)
Treasury stock                             ($3,585,067)      ($3,585,067)
Accumulated other comprehensive income           ($182,761)         ($177,814)

  Total stockholders' equity                   $ 21,714,738     $21,586,408

Total liabilities and stockholders' equity        $90,352,496    $91,765,818

The notes to consolidated financial statements are an integral part of these statements.

              CNS BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
                                           Three Months Ended
                                         March 31       March 31
                                         2000                 1999
     INTEREST INCOME
     Mortgage loans                $1,161,355           $1,165,145
Consumer and other loans            $   114,894        $     77,741
Investment securities               $     75,286       $     64,359
Mortgage-backed securities              $     97,650        $   115,632
Other interest-earning assets       $   127,308        $   199,600
Total interest income          $1,576,493         $1,622,477

     INTEREST EXPENSE
      Deposits                      $   774,540          $    831,159
     Borrowed money                $     10,117         $        9,030
Total interest expense              $   784,657        $    840,189

  Net interest income           $   791,836          $    782,288

     PROVISION (BENEFIT) FOR
  LOAN LOSSES                    $               0            ($24,703)
         Net interest income after
  provision for loan losses             $    791,836        $    806,991

     NONINTEREST INCOME
 Loan servicing fees           $      22,123        $     21,339
Income from real estate owned       $           750         $       1,650
Net gain  on sale of assets         $               0         $     69,991
    Other                         $      27,664        $     32,264
  Total non-interest income               $      50,537       $   125,244

     NONINTEREST EXPENSE
Compensation and benefits               $    349,970        $   348,739
Occupancy and equipment             $      63,252      $     64,083
Deposit insurance premiums          $        3,663     $     11,130
Other                         $    176,072         $   158,629
Total non-interest expense              $    592,957        $   582,581
Net income before income taxes          $    249,416        $   349,654

PROVISION  FOR INCOME TAXES        $      99,785       $   139,875

Net income                    $     149,631        $   209,779

     OTHER COMPREHENSIVE (LOSS), NET OF
          INCOME TAXES
Unrealized (losses) on securities      $       (4,947)      $   (11,059)

Comprehensive income             $    144,684            $   209,779

Earnings per share            $         0.11       $       0.16

Diluted earnings per share      $         0.11       $      0.15

Weighted average shares outstanding   1,336,562         1,356,241

Dividends per share            $        0.090        $      0.075

The notes to consolidated financial statements are an integral part of these statements.

                CNS BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED)


                                            THREE MONTHS ENDED
                                   March 31, 2000     March 31, 1999
     Cash flows from operating activities:

   Net Income                              $    149,631   $   209,779
     Adjustments to reconcile net income to net cash flows
       provided by (used for) operating activities:
Depreciation                        $      33,301             $     30,812
Provision (Benefit) for loan losses  $           0            ($    24,703)
         Amortization of premiums and accretion
of discounts on securities available-for-sale  $      15,576  $      14,538
Proceeds from the sale of loans held-for-sale  $        0    $ 4,918,695
Origination of loans held-for-sale             $        0   ($ 3,432,594)
(Gain)/loss on sales of loans held-for-sale    $        0   ($      23,385)
ESOP expenses                                  $      57,527   $      44,992
MRDP expenses                       $      51,661  $      51,660
Decrease (increase) in:
Accrued interest receivable        ($      95,808)     ($        2,828)
Other assets                        $      14,684      ($      73,051)
Income tax receivable               $       21,809   $      22,150
     Increase (decrease) in:
Accrued expenses and other liabilities ($        23,758)   $      39,722
Net cash provided by  operating activities    $        224,623 $ 1,775,787

     Cash flows from investing activities:

         Loans:
 Loan (originations) and principal payments - net  ($1,935,355)   $ 3,879,353
     Purchases of:
Loans receivable                       $              0     ($ 1,971,080)
Securities available-for-sale          ($  293,953)          $          0
     Proceeds from maturity or pay down of:
Securities available-for-sale             $1,826,237      $     953,459
Proceeds from sales of real estate owned  $              0   ($      50,669)
Cash outflows for premises and equipment  $              0  ($         440)
Net cash provided by (used for) Investing Activities ($ 403,071) $  2,810,623

     Cash flows from financing activities:
         Net increase (decrease) in:
Deposits                              ($ 1,317,157)   ($    961,006)
Advances from borrowers for taxes and insurance  $      58,296    $   55,850
Borrowed funds                             ($    256,926)  ($       6,502)
Treasury stock purchased      $               0    ($    367,313)
Dividends paid to share holders          ($    127,646)   ($    113,735)
Net cash used for financing activities   ($ 1,643,433)   ($ 1,392,706)
Net increase (decrease) in cash and cash equivalents ($1,821,883)($ 3,193,704)
Cash and Cash equivalents at beginning of period    $10,720,442  $  9,813,816
Cash and cash equivalents at end of period     $   8,898,557     $13,007,520

     Supplemental schedule of cash flow information:
         Cash paid during the period for:
Interest on deposits                         $     136,328     $    139,988
Income taxes                          $                0    $      71,742

The notes to consolidated financial statements are an integral part of these statements.



                                         CNS BANCORP, INC. AND
  SUBSIDIARIES

  Notes to Consolidated Financial Statements (Unaudited)

  (1) Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted
      Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations and other data for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 2000.

          The unaudited consolidated financial statements include the amounts of CNS Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, City National Savings Bank, FSB (the "Savings Bank") and the Savings Bank's wholly-owned subsidiary, Parity Insurance Agency, Inc., and its wholly-owned subsidiary, City National Real Estate, Inc., for the three months ended March 31, 2000. Material intercompany accounts and transactions have been eliminated in consolidation.

  (2)      Employee Stock Ownership Plan "ESOP"

          The Savings Bank has established for eligible employees an Employee Stock Ownership Plan in connection with the conversion. The ESOP borrowed $1,322,500 from the Company and purchased 132,250 common shares issued in the conversion.
      The Savings Bank is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. The $1,322,500 in stock issued by the Company is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

  (3)      Earnings Per Share "EPS"

        Earnings per share for the quarter ended March 31, 2000 and 1999 were calculated as follows:
                             2000
  1999                            Weighted
                       Weighted
                        Average       Average
                        Shares        Per-share     Shares        Per-share
                    (denominator)        amount    (denominator)   amount
  Basic EPS           1,336,562         $0.11         1,356,241    $0.16
  Effect of dilutive shares
     Unallocated ESOP Shares      78,727                91,853
      Stock options                    0                    0
      Diluted EPS              1,415,289   $0.11    1,448,094    $0.15



                                      Management Discussion and Analysis of
  Financial Condition and Results of Operation

  General

  The principal business of CNS Bancorp, Inc. consists of directing the business of City National Savings Bank, FSB. Therefore, the discussion in the Managements's Discussion and Analysis of Financial Condition and Results of Operation relates to the Savings Bank and its operations.

  Merger with Exchange National Bancshares, Inc
  Pursuant to an Agreement and Plan of Merger dated as of October 27, 1999, by and between the Company and Exchange National Bancshares, Inc. ("Exchange"), the Company has agreed to merge with a subsidiary of Exchange with the subsidiary being the surviving corporation. Immediately after this merger, the Savings Bank will merge with Exchange National
  Bank of Jefferson City ("Exchange National Bank"), with Exchange
  National Bank being the surviving institution. As a result of this transaction, the Company and the Savings Bank will cease to exist. Exchange intends to operate the Savings Bank's Tipton, St. Robert and California, Missouri offices as branches of Exchange National Bank and to consolidate the Bank's two Jefferson City offices with Exchange National Bank's existing offices in Jefferson City. Under the merger agreement, each outstanding share of the Company's common stock will automatically become exchangeable for $8.80 in cash and 0.15 of a share of Exchange common stock. The merger consideration is subject to downward adjustment if the Company's adjusted net worth falls below $20.95 million. The merger is subject to approval of the holders of a majority of the outstanding stock of the Company and to regulatory approval. The transaction will be submitted to a vote of the Company's shareholders on June 6, 2000.

     Liquidity and Capital Resources

  The Savings Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers and net earnings. The Savings Bank had $537,000 borrowed from the Federal Home Loan Bank of Des Moines (FHLB) at March 31, 2000 and an agreement with the FHLB to provide additional cash advances should the need arise.

  For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 4%. The Savings Bank's liquidity ratio was approximately 22.03% at March 31, 2000.

  Commitments to originate mortgage loans and unfunded loans in process were approximately $852,000 and $1.9 million respectively at March 31, 2000.

  The thrift industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. From the early 1980's up until 1996, the Savings Bank has originated primarily adjustable-rate mortgage loans for its loan portfolio. In early 1996 the Savings Bank began keeping some of the fixed rate loans it originates. As of March 31, 2000 the Savings Bank held adjustable-rate mortgage loans of $44million or 66.67% of total mortgage loans.



The Savings Bank is required to meet certain tangible, core and risk-based capital requirements. The following table presents the Savings Bank's capital position relative to its minimum regulatory capital requirements at March 31, 2000.

                                      Percent of Adjusted
                                  Amount                 Total Assets
                                (Unaudited)
                                 (Dollars in Thousands)

  Tangible capital                                $18,149
  20.65%
  Tangible capital requirement               $1,318
  1.50%
  Excess                                              $16,831
  19.15%

  Core capital                                      $18,191
  20.65%
  Core capital requirement                    $3,515
  4.00%
  Excess                                              $14,634
  16.65%

  Risk-based capital                            $18,557
  35.94%
  Risk-based capital requirement          $4,130                          8.00%
  Excess                                             $14,427
  27.94%

  Financial Condition

  Assets decreased from $91.8 million at December 31, 1999 to $90.4 million at March 31, 2000. Cash and due from depository institutions decreased from $10.7 million at December 31, 1999 to $8.9 million at March 31,
  2000. Securities available-for-sale decreased from $12.4 million at December 31, 1999 to $10.8 million at March 31, 2000. The decrease in cash and due from depository institutions and securities available-for -sale is primarily due to loan originations and deposit outflow. Loans receivable, net increased from $64.3 million at December 31, 1999 to $66.2 million at March 31, 2000.

  Deposits decreased from $68.9 million at December 31, 1999 to $67.6 million at March 31, 2000.

  Results of Operations

  Net income decreased $60,000, or 28.67%, from $210,000 for the three months ended March 31, 1999 to $150,000 for the three months ended
  March 31, 2000. The primary reasons for the decrease in net earnings were a decrease in non-interest income, an increase in non-interest expense and an increase in provision for loan losses which was partially offset by an increase in net interest income and a decrease in provision for income taxes.

  Net Interest Income

  Net interest income increased $10,000, or 1.22%, from $782,000 for the three months ended March 31, 1999 to $792,000 for the three months ended
  March 31, 2000.  The primary reasons for the increase in net interest income were increases in interest income from consumer loans and investment securities and a decrease in interest expense on deposits which was partially offset by a decrease in interest income from mortgage loans, mortgage-backed securities and other interest-earning assets. Interest income from mortgage loans decreased $4,000, or .33%,  for the three months ended March 31, 2000 compared to the same period in 1999.  The primary reason for the decrease in interest income from mortgage loans is a decrease in the average yield from 7.97% to 7.86%in 1999 and 2000 respectively. The average balance for mortgage loans increased in the first
  quarter of 2000 compared to 1999.   Interest income from consumer and
  other loans increased $37,000 from $78,000 for the three months ended
  March 31, 1999 to $115,000 for the three months ended March 31, 2000.
  The primary reason for the increase is an increase in the average balance of commercial loans during the first quarter of 2000 compared to the first quarter of 1999. Interest income from mortgage-backed securities decreased due to the continued reduction in balance due to principal
  repayment.   Interest income from other interest-earning assets decreased
  $73,000 from $200,000 for the three months ended March 31, 1999 to $127,000 for the three months ended March 31, 2000. The primary reason for the decrease is a decrease in the average balance deposited at the FHLB from $11.4 million during the first quarter of 1999 to $8.5 million during the first quarter of 2000. The decrease in deposit balance is the result of the aforementioned loan originations and deposit outflow. Interest expense on deposits decreased $56,000 from $831,000 for the three months ended
  March 31, 1999 to $775,000 for the three months ended March 31, 2000.
  The primary reason for the decrease in interest expense on deposits is a decrease in the average balance from $72 million during the first quarter of 1999 to $68 million during the first quarter of 2000. The average rate paid on savings remained relatively unchanged from last year.

  Provision for Loan Losses

  Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay their
  loans.   Management also reviews individual loans for which full
  collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank's provision for loan losses increased from a ($25,000) benefit for the three months ended March 31, 1999 to zero for the three months ended March 31, 2000. The recovery in provision for loan losses during the first quarter of 1999 was primarily due to a reduction in classified assets during that quarter when a large commercial real estate loan which was classified at the end of 1998 was paid current.

  Non-interest Income

  Non-interest income decreased $74,000, or 59.65%, from $125,000 for the three months ended March 31, 1999 to $51,000 for the three months ended
  March 31, 2000. The primary reason for the decrease in non-interest income in 2000 as compared to 1999 was the decrease in gain on sale of loans which is a direct result of lower loan sales during the first quarter of 2000. .

  Non-interest Expense

  Non-interest expense increased $10,000, or 1.78%, from $583,000 for the three months ended March 31, 1999 to $593,000 for the three months ended March 31, 2000. The increase in non-interest expense in 2000 is due primarily to an increase in other non-interest expense which was partially offset by a decrease in deposit insurance premiums. The increase in other non-interest expense was primarily due to the miscellaneous expenses pertaining to the pending merger.

  Provision for Income Taxes

  Provision for income taxes decreased from $140,000 for the three months ended March 31, 1999 to $100,000 for the three months ended March 31, 2000 as a result of the decrease in net income before income taxes.

  Year 2000 Considerations

  The Company has not experienced any operation or financial problems related to the Year 2000 date change. Management believes that the Year 2000 issue will not pose any future operational problems.



























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

  DATE: May 12, 2000                                 BY:

                              Robert E. Chiles,
  President and
                              Duly Authorized
  Officer

                              BY:

     David L. Jobe, Treasurer and
                              Chief Financial
  Officer